Form 10-Q
period 2021-09-30
AeroClean Technologies, Inc.
filed 2022-01-07
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For The Quarterly Period Ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to

Commission File No. 001-41096

AeroClean Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3213164

(State of Incorporation)	(I.R.S. Employer Identification No.)

10455 Riverside Dr.

Palm Beach Gardens, FL 33410

833-652-5326

(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	AERC	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant has one class of common stock, $0.01 par value, of which 13,877,636 shares were outstanding as of January 5, 2022.

AEROCLEAN TECHNOLOGIES, INC.

FORM 10-Q

i

AEROCLEAN TECHNOLOGIES, LLC
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$655,780	$2,333,117
Accounts receivable	201,801
Prepaid expenses and other current assets	135,236	304,836
Subscription receivable	-	100,543
Inventories	247,041	-
Total current assets	1,239,858	2,738,496
Property and equipment, net	2,284,418	454,679
Deferred offering costs	939,741	-
Other assets	21,667	-
Total assets	$4,485,684	$3,193,175

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$769,739	$332,072
Accrued expenses and other current liabilities	872,808	333,236
Loan from related party	500,000	-
Total current liabilities	2,142,547	665,308
Commitments and contingencies (Note 7)
Members' equity	2,343,137	2,527,867
Total liabilities and members' equity	$4,485,684	$3,193,175

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenues	$261,299	$-	$261,299	$-
Cost of sales	147,733	-	147,733	-
Gross profit	113,566	-	113,566	-
Operating Expenses:
General and administrative	685,079	484,442	2,678,689	625,812
Research and development	956,499	812,950	3,617,101	1,057,265
Total operating expenses	1,641,578	1,297,392	6,295,790	1,683,077
Net loss	$(1,528,012)	$(1,297,392)	$(6,182,224)	$(1,683,077)
Net loss per share:
Basic and diluted	$(0.13)	$(0.36)	$(0.61)	$(0.67)
Weighted-average common shares outstanding:
Basic and diluted	11,363,636	3,557,114	10,135,506	2,506,780

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021:

	Class A		Accumulated	Total Members'
	Units	Amount	Deficit	Equity
Balance, June 30, 2021	13,428,948	$16,748,768	$(12,877,619)	$3,871,149
Issuance of equity units	-	-	-	-
Net loss	-	-	(1,528,012)	(1,528,012)
Balance, September 30, 2021	13,428,948	$16,748,768	$(14,405,631)	$2,343,137

	Class A		Accumulated	Total Members'
	Units	Amount	Deficit	Equity
Balance, December 31, 2020	8,081,578	$10,751,274	$(8,223,407)	$2,527,867
Issuance of equity units	5,347,370	5,997,494	-	5,997,494
Net loss	-	-	(6,182,224)	(6,182,224)
Balance, September 30, 2021	13,428,948	$16,748,768	$(14,405,631)	$2,343,137

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020:

	Class A		Accumulated	Total Members'
	Units	Amount	Deficit	Equity
Balance, June 30, 2020	4,000,000	$6,669,696	$(5,286,011)	$1,383,685
Issuance of equity units	2,081,578	2,081,578	-	2,081,578
Net loss	-	-	(1,297,392)	(1,297,392)
Balance, September 30, 2020	6,081,578	$8,751,274	$(6,583,403)	$2,167,871

	Class A		Accumulated	Total Members'
	Units	Amount	Deficit	Equity (Deficit)
Balance, December 31, 2019	2,000,000	$4,669,696	$(4,900,326)	$(230,630)
Issuance of equity units	4,081,578	4,081,578	-	4,081,578
Net loss	-	-	(1,683,077)	(1,683,077)
Balance, September 30, 2020	6,081,578	$8,751,274	$(6,583,403)	$2,167,871

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,182,224)	$(1,683,077)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	43,818	-
Equity-based compensation	924,438	62,359
Changes in operating assets and liabilities:
Accounts receivable	(201,801)	-
Inventories	(247,041)	-
Other current and non-current assets	(791,808)	(133,077)
Accounts payable	390,948	285,777
Accrued expenses and other current liabilities	539,572	212,569
Due to related parties	-	(25,000)
Net cash flows used in operating activities	(5,524,098)	(1,280,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,826,838)	(363,200)
Net cash flows used in investing activities	(1,826,838)	(363,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity units	5,173,599	3,957,519
Proceeds from loan from related party	500,000	-
Net cash flows provided by financing activities	5,673,599	3,957,519
Net increase in cash	(1,677,337)	2,313,870
Cash, beginning of period	2,333,117	796
Cash, end of period	$655,780	$2,314,666

Supplemental schedule of non-cash activities:
Equity units issued to related party	$-	$61,700
Purchases of property and equipment in accounts payable	46,716	-

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Description of Business

AeroClean Technologies, Inc. (“AeroClean” or the “Company”) was initially formed as CleanCo Bioscience Group LLC (“CBG”) in the State of Florida on September 2, 2011. Subsequent to its formation, CBG established a team of scientists, engineers and medical experts to provide solutions for the challenges posed by harmful airborne pathogens and resultant hospital acquired infections. On September 15, 2020, CBG converted into AeroClean Technologies, LLC as a Delaware limited liability company and is headquartered in Palm Beach Gardens, Florida. On November 23, 2021, AeroClean Technologies, LLC incorporated in the state of Delaware as AeroClean Technologies, Inc. See Note 3, Public Offering for a discussion of the Company’s recent initial public offering. AeroClean is an interior space air purification technology company with an immediate objective of initiating full-scale commercialization of its high-performance interior air sterilization and disinfection products for the eradication of coronavirus and other harmful airborne pathogens. AeroClean was established to develop technology-driven, medical-grade air purification solutions for hospitals and other healthcare settings.

Going Concern and Liquidity Analysis

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern (ASC 205-40) require management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

For the year ended December 31, 2020, the Company incurred a net loss of $3,323,081 and accumulated deficit of $8,223,407 and net cash used in operating activities was $3,069,976. The Company incurred net losses of $6,182,224 during the nine months ended September 30, 2021 and had working capital and an accumulated deficit of $902,689 and $14,405,631, respectively, at September 30, 2021. The Company’s net cash used in operating activities was $5,524,098 for the nine months ended September 30, 2021. These factors raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company is an early-stage company and has begun generating revenues through the commercial production and sale of its Pūrgo air purification device. The Company first shipped units to customers in July 2021 and generated revenues of $261,299 through September 30, 2021.

The Company’s ability to fund its operations is dependent upon management’s plans, which include generating sufficient revenues and controlling the Company’s expenses. A failure to generate sufficient revenues or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. However, substantial doubt about the Company’s ability to continue as a going concern has been alleviated through an initial public offering (the “Public Offering”). On November 29, 2021, the Company completed the Public Offering resulting in aggregate gross proceeds of $25,140,000 and net proceeds of $22,000,000 after deducting underwriting fees and closing costs of approximately $3,100,000. See Note 3, Public Offering. The accumulated deficit from the inception of the Company through September 30, 2021 is substantially less than the amount raised through the Public Offering. Further, the Company’s investment into research and development, engineering and other product development costs has been decreasing following the product launch, and as discussed, the Company is now generating revenues and margins from the sale of its Pūrgo device. Operating costs associated with revenue generation can also be managed as the Company increases revenues. Accordingly, management has concluded there is no longer a substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued based on the Company’s operating history and outlook.

AEROCLEAN TECHNOLOGIES, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business (Continued)

COVID-19 Pandemic

The Company continues to monitor the outbreak of COVID-19 and its variants, including the most recent Omicron variant, which continue to spread throughout the world and adversely impact global commercial activity and contribute to significant declines and volatility in financial markets. The Company’s on-going research and development activities, including development of product prototypes and manufacturing activities, are all conducted in the United States, and as a result, the Company has been able to mitigate the adverse impact of the COVID-19 pandemic on its global supply chain. During 2020 and through the date these financial statements were available to be issued, the Company has not experienced any adverse impact on its operations and does not expect any significant disruptions in the near term.

The Company continues to actively monitor the situation and may take further actions that impact operations as may be required by federal, state or local authorities or that the Company determines is in the best interests of its employees, customers, suppliers and stockholders. As of the date these financial statements were available to be issued, the pandemic presents uncertainty and risk as the Company cannot reasonably determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.

2.	Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited financial statements for the year ended December 31, 2020 included in its offering circular filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 253(g)(1) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on November 24, 2021, except as noted below.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of the public company effective dates.

The Company has reviewed recent accounting pronouncements and, with the exception of the below, concluded they are either not applicable to the business or no material effect is expected on the condensed financial statements as a result of future adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, and which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for the fiscal year beginning after December 15, 2022, or December 15, 2021 if the Company loses emerging growth company status in 2021. The Company will continue to assess the possible impact of this standard, but it currently does not expect that the adoption of this standard will have a significant impact on its financial statements and its limited history of bad debt expense relating to trade accounts receivable.

AEROCLEAN TECHNOLOGIES, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet as of December 31, 2020 has been derived from audited financial statements at such date. All adjustments that, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown have been reflected in these unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year 2021 or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Significant estimates in these financial statements include those related to the fair value of equity-based compensation and management’s assessment of the Company’s ability to continue as a going concern, which involves the estimation of the amount and timing of future cash inflows and outflows, specifically related to the Company’s ability to generate revenue and manage expenses. Management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience, if applicable, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and assumptions used in preparation of the financial statements.

Revenue Recognition

The Company recognizes revenues related to sales of products upon the customer obtaining control of promised goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues from product sales are recognized at a point in time, and revenue is recognized when title, and risk and rewards of ownership have transferred to the customer, which is generally upon shipment. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the arrangement.

AEROCLEAN TECHNOLOGIES, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable, Net

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history and estimated value of collateral, if any.

Inventories

The Company values inventories at the lower of cost or net realizable value using the first-in, first-out or weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventories on hand at September 30, 2021 consisted primarily of spare parts.

3.	Public Offering

On November 29, 2021, the Company completed the Public Offering of 2,514,000 shares of its common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $22,000,000 after deducting underwriting fees and closing costs of approximately $3,100,000. Also, the Company issued purchase options to the underwriters exercisable for 5.0% of the shares of common stock issued as part of the Public Offering at an exercise price of $12.50 per share. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “AERC”. In connection with the Public Offering, on November 23, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation (the “Corporate Conversion”) and changed its name to AeroClean Technologies, Inc. In connection with the Corporate Conversion, the outstanding member units of 13,428,948 were converted into 11,363,636 shares of common stock at a conversion ratio of 0.8462. The Corporate Conversion has been adjusted retroactively for the purposes of calculating basis and diluted earnings per share. The Company’s certificate of incorporation authorizes 110,000,000 shares of common stock and 11,000,000 of shares preferred stock.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed. Prepaid expenses and other current assets were $135,236 and $304,836 at September 30, 2021 and December 31, 2020, respectively.

5.	Property and Equipment

Property and equipment consisted of the following:

	Useful Life	September 30,	December 31,
	(Years)	2021	2020
Leasehold improvements	Lesser of useful life or lease term	$847,217	$-
Machinery and tooling	7	1,249,031	454,679
Furniture and equipment	3 - 10	231,988	-
		2,328,236	454,679
Less accumulated depreciation		43,818	-
		$2,284,418	$454,679

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production method. Depreciation expense was $35,842 and $0 and $43,818 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	September 30,	December 31,
	2021	2020
Research and development	$62,343	$271,800
Professional and consulting fees	42,036	33,345
Legal public offering fees	743,460	10,000
Customer advance deposits	-	6,000
Other accrued liabilities	24,969	12,091
Total accrued expenses and other current liabilities	$872,808	$333,236

7.	Commitments and Contingencies

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity under common control of the Company’s co-founder and Chairman of the Board. The leased premises consist of 20,000 square feet of office and warehouse space and has a lease term of 10 years at an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis. As of September 30, 2021, the future minimum lease payments under this arrangement approximated $2,740,000.

AEROCLEAN TECHNOLOGIES, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	Commitments and Contingencies (Continued)

Legal Proceedings – The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Company’s Board of Managers, for periods prior to the Corporate Conversion, and the Company’s Board of Directors (in either case, the “Board”), for periods following the Corporate Conversion. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to provide for the eligibility of each executive to receive restricted stock units upon the conversion of the Company to a Delaware corporation, which occurred subsequent to September 30, 2021. See Note 3, Public Offering. Accordingly, the executives were granted an aggregate of 443,269 restricted stock units contemporaneously with the Public Offering. The Company also had agreements in place with independent contractors whereby the Company was required to compensate the independent contractors fifty percent in cash and fifty percent in equity. The equity consideration was contingent upon future events, including the conversion to a Delaware corporation and a new round of equity financing from third party sources, which were not deemed to be probable at December 31, 2020. Subsequent to December 31, 2020, these agreements were amended so that the compensation will be in cash only for services provided subsequent to March 31, 2021. Effective April 1, 2021, the contractors were issued Class A Units to compensate them for the fifty percent equity portion of their consideration earned. See Note 9, Members’ Equity.

8.	Related Party Transactions

Bridge Loans – On each of September 30, 2021 and November 5, 2021, the Company borrowed $500,000 pursuant to bridge loan agreements (the “Bridge Loans”) from a related party at an interest rate of the prime rate plus 3.0% per annum, which was 6.25% for the life of the Bridge Loans, with the principal and accrued interest due upon demand. The Company used the proceeds from the Bridge Loans to fund operations, including working capital requirements, continued product launch costs and other overhead costs until the proceeds from the Public Offering became available. Subsequent to September 30, 2021, the Company repaid the Bridge Loans, including unpaid accrued interest, with a portion of the net proceeds of the Public Offering. See Note 3, Public Offering.

9.	Members’ Equity

Members’ Units

Prior to the completion of the Public Offering (See Note 3, Public Offering), the Board was authorized to issue Class A Units (“Units”), which entitled unitholders to allocations of profits and losses and other items and distributions of cash and other property as was set forth in the Company’s operating agreement, as amended. The Board had the right at any time and from time to time to authorize and cause the Company to create and/or issue equity securities to any person, in which event, all units of a class, group or series would have been diluted in an equal manner as to the other units of such class, group or series, and the Board had the power to amend the operating agreement to allow for such additional issuances and dilution and to make any such other amendments necessary or desirable to reflect such issuances. The holder of each Unit had the right to one vote per Unit on all matters to be voted on by the Members.

AEROCLEAN TECHNOLOGIES, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9.	Members’ Equity (Continued)

At December 31, 2020, the Company recorded a subscription receivable for $100,543 relating to the purchase of Units in December 2020 for which cash was received in February of 2021.

In May 2020, the Board approved an action to effectuate a reverse stock split of the Units, which reduced each unit holder’s number of Units on a pro-rata basis. Each unit holder’s proportional voting power remained unchanged, and the rights and privileges of the holders of Units were substantially unaffected by the reverse stock split. The number of Units outstanding and footnotes have been adjusted to reflect the aforementioned reverse stock split.

Between January 1, 2021 and September 30, 2021, the Company sold an additional 5,073,056 Units to existing members resulting in gross proceeds of $5,073,056.

Effective April 1, 2021, the Board approved the issuance of an aggregate of 274,314 Units, of which 140,085 Units were issued to independent contractors and 134,229 Units were issued to Board members as compensation for services provided. Certain of the Units were issued to independent contractors as consideration for services pursuant to existing agreements, which provided for payment of fifty percent in cash and fifty percent in equity (See Note 7, Commitments and Contingencies). The subscription agreements issued to the contractors included a provision that no payments for services rendered after March 31, 2021 will be in the form of equity.

Equity-based compensation expense of $924,438 was recognized and is included in general and administrative expenses in the Company’s statement of operations for the nine-month period ended September 30, 2021.

The fair value of $3.37 for each Unit was determined utilizing the income-based approach, which relies on the discounted cash flow method and considers future cash flows discounted at an appropriate discount rate, or weighted average cost of capital. The discounted cash flow method is affected by assumptions regarding complex and subjective variables, including future levels of revenue growth, operating margins and working capital needs as well as the weighted average cost of capital, which was determined by evaluating the rates of return required for other companies of a similar size and stage of development.

10.	Subsequent Events

The Company has evaluated subsequent events through January 7, 2022, which is the date the financial statements were available to be issued and, except as otherwise noted herein, has concluded there were no material subsequent events, except as disclosed below, that required recognition or disclosure in the financial statements.

In conjunction with the Public Offering, on November 23, 2021, the Company adopted the Employee Stock Purchase Plan, the 2021 Incentive Award Plan (“Incentive Award Plan”) and the Non-Employee Directors Stock and Deferred Compensation Plan (collectively, the “Plans”). Accordingly, the Company reserved 1,802,273 shares, collectively, for issuance or sale under the Plans. On November 29, 2021, at the closing of the Public Offering, the Company granted 443,269 restricted stock units to members of management (See Note 7, Commitments and Contingencies) and 182,999 restricted stock units to members of the Board under the Incentive Award Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our audited financial statements for the fiscal year ended December 31, 2020 included in our offering circular filed with the SEC pursuant to Rule 253(g)(1) promulgated under the Securities Act on November 24, 2021. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

Overview

AeroClean is an interior space air purification technology company. Our immediate objective is to initiate full-scale commercialization of our high-performance interior air sterilization and disinfection products for the eradication of harmful airborne pathogens, including COVID-19. We were established to develop unmatched, technology-driven medical-grade air purification solutions for hospitals and other healthcare settings. The onset of the COVID-19 global pandemic underscores the urgency of bringing to market air purification solutions to protect front-line healthcare workers, patients and the general population.

We incorporate our proprietary, patented UV-C LED technology in equipment and devices to protect the occupants of interior spaces. These spaces include hospital and non-hospital healthcare facilities (such as outpatient chemotherapy and other infusion facilities and senior living centers and nursing homes), schools and universities, commercial properties and other indoor spaces.

Our products are being designed and engineered to exceed the rigorous standards set by the FDA for interior air sterilization and disinfection products. Our units can be marketed for use pursuant to the FDA Enforcement Policy for Sterilizers, Disinfectant Devices, and Air Purifiers during the Coronavirus Disease 2019 (COVID-19) Public Health Emergency.

We are currently seeking FDA 510K clearance for the use of our products in healthcare and other markets for which product performance is required to be validated by certified independent labs. Regulatory clearances and independent certifications serve as important product imprimaturs that also influence decision-making by non-healthcare market equipment purchasers. We expect to receive FDA 510K clearance for Pūrgo in the second half of 2022.

We are currently initiating the full-scale launch of our first product, Pūrgo. Pūrgo is our proprietary, continuous air sanitization product for indoor spaces. Pūrgo’s launch also marks the debut of our go-to-market strategy for SteriDuct, the Company’s patented air purification technology. We intend to incorporate SteriDuct into a broad line of autonomous air treatment devices.

Pūrgo has been well-received by the market. We are fielding broad interest from healthcare organizations, particularly those that treat numerous immunocompromised patients, our initial targeted market, as well as from schools and universities. We are also receiving urgent inquiries from owners and managers of commercial properties and other indoor spaces, and we are developing solutions for public and private transportation systems.

In July 2021, we completed the development stage of our first device, the Pūrgo room air purification unit, including design and independent testing and certification, as well as the scale-up of manufacturing, and began commercial production and sales.

To support the transition to commercial operations, in July 2021, we also completed the build out of our corporate headquarters in Palm Beach Gardens, Florida, which includes our warehouse and distribution facility, as well as the site for our future service operations.

COVID-19 Pandemic

We continue to monitor the outbreak of COVID-19 and its variants, including the most recent Omicron variant, which continue to spread throughout the world and adversely impact global commercial activity and contribute to significant declines and volatility in financial markets. Our on-going research and development activities, including development of product prototypes and manufacturing activities, are all conducted in the United States, and as a result, we have been able to mitigate the adverse impact of the COVID-19 pandemic on our global supply chain. During 2020 and through of this Quarterly Report, we have not experienced any significant adverse impact on our operations and do not expect any significant disruptions in the near term.

We continue to actively monitor the situation and may take further actions that impact operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and stockholders. As of the date of this Quarterly Report, the pandemic presents uncertainty and risk as we cannot reasonably determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Product revenues	$261,299	$-	$261,299	$261,299	$-	$261,299
Cost of sales	147,733	-	147,733	147,733	-	147,733
Gross profit	113,566	-	113,566	113,566	-	113,566
Operating Expenses:
General and administrative	685,079	484,442	200,637	2,678,689	625,812	2,052,877
Research and development	956,499	812,950	143,549	3,617,101	1,057,265	2,559,836
Total operating expenses	1,641,578	1,297,392	344,186	6,295,790	1,683,077	4,612,713
Net Loss	$(1,528,012)	$(1,297,392)	$(230,620)	$(6,182,224)	$(1,683,077)	$(4,499,147)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues and Cost of Sales

The Company began the production and sale of its first commercial product, Pūrgo, in July 2021 generating $261,299 in product revenues for the three and nine months ended September 30, 2021 on sales of over 100 Pūrgo devices. The Company did not have any revenue in the prior year periods. Cost of sales increased in conjunction with the increase in revenues.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of costs related to our employees, independent contractors and consultants. Other significant general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents as well as marketing and advertising services and expenses associated with establishing our brand and developing our website, marketing materials and call center.

For the three months ended September 30, 2021 and 2020, we incurred $685,079 and $448,442, respectively, of general and administrative expenses. We attribute the increase of $200,637 primarily to a greater level of business activities being conducted in the three months ended September 30, 2021 as compared to the same period in 2020, including costs related to the hiring of additional personnel and increased fees for outside consultants, and an increase in rent expense of over $100,000.

For the nine months ended September 30, 2021 and 2020, we incurred $2,678,689 and $625,812, respectively, of general and administrative expenses. We attribute the increase of $2,052,877 primarily to a greater level of business activities being conducted in the nine months ended September 30, 2021 as compared to the same period in 2020, including costs related to the hiring of additional personnel (increase of over $350,000), increased fees for outside consultants (over $900,000) and rent expense (increase of almost $300,000).

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the three months ended September 30, 2021 and 2020, we incurred $956,499 and $812,950, respectively, in research and development costs. For the nine months ended September 30, 2021 and 2020, we incurred $3,617,101 and $1,057,265, respectively, in research and development costs. Research and development expenses were relatively flat for three months ended September 30, 2021 as compared to the prior year period while they increased $2,559,836 for the nine months ended September 30, 2021 as compared to the prior year period. We began to ramp up research and development activities in May of 2020 resulting in a lower rate of expenditures in the nine month September 30, 2020 period as compared to the current year period. The three month periods were relatively flat as we had reached a normalized run rate of expenditures by the third quarter of fiscal 2020.

Net Losses

Our net losses were $1,528,012 and $1,297,392 for the three months ended September 30, 2021 and 2020, respectively. Our net losses were $6,182,224 and $1,683,077 for the nine months ended September 30, 2021 and 2020, respectively. Losses increased in fiscal 2021 as compared to fiscal 2020 for the reasons set forth above.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash of $655,780 compared to cash of $2,333,117 as of December 31, 2020. From January 1, 2021 through September 30, 2021, we raised an additional approximately $5,100,000 in gross proceeds from the sale of our Class A units and we issued an additional approximately $900,000 of our Class A units to our independent contractors and Board members for services rendered. On September 30, 2021, we borrowed $500,000, and on November 5, 2021, we borrowed an additional $500,000 pursuant to bridge loans (collectively, the “Bridge Loans”) from our Chairman at an interest rate of the prime rate plus 3.0% per annum, 6.25% for the life of the Bridge Loans, with the principal and accrued interest due upon demand. On November 29, 2021, the Company completed a public offering (the “Public Offering”) of 2,514,000 shares of its common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $22,000,000 after deducting underwriting fees and closing costs of approximately $3,100,000. We repaid the Bridge Loans and accrued interest on December 1, 2021 with a portion of the net proceeds from the Public Offering.

Prior to the Public Offering, we funded our operations principally with approximately $15 million in gross proceeds from the sale of Class A units. As of September 30, 2021, we had an accumulated deficit of $14,405,631. The Company’s net cash used in operating activities was $5,524,098 for the nine months ended September 30, 2021 as compared to $1,280,449 used in operating activities for the prior year period.

We have incurred operating losses since our inception. While the Company began producing and selling its Pūrgo device in July 2021, these losses are expected to continue through the end of 2022 as we continue to make significant investments to develop and market our products and to establish our consumables and service business.

We believe that our cash balances as of September 30, 2021 as well as the proceeds from the Public Offering will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report.

Future Funding Requirements and Outlook

We have incurred operating losses each year since our inception. These losses are expected to continue through the end of 2022 because we plan to continue to make significant investments to develop and market our products and to establish our consumables and service business. We also expect to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. On September 30, 2021, we borrowed $500,000, and on November 5, 2021, we borrowed an additional $500,000 pursuant to the Bridge Loans from our Chairman at an interest rate of the prime rate plus 3.0% per annum, 6.25% for the life of the Bridge Loans, with the principal and accrued interest due upon demand. We repaid the Bridge Loans and accrued interest on December 1, 2021 with a portion of the net proceeds from the Public Offering.

Based on our current financial resources, our expected revenues and our expected level of operating expenditures, we believe that we will be able to fund our projected operating requirements for at least the next 12 months. We may also finance our cash needs through debt and equity offerings. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Off-Balance Sheet Arrangements

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity under common control of the Company’s co-founder and Chairman of the Board. The leased premises consist of 20,000 square feet of office and warehouse space and has a lease term of 10 years at an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis. As of September 30, 2021, the future minimum lease payments under this arrangement approximated $2,740,000.

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Board. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to provide for the eligibility of each executive to receive restricted stock units upon the conversion of the Company to a Delaware corporation, which occurred in connection with the consummation of the Public Offering. The Company also had agreements in place with independent contractors whereby the Company was required to compensate the independent contractors fifty percent in cash and fifty percent in equity. The equity consideration was contingent upon future events, including the conversion to a Delaware corporation and a new round of equity financing from third party sources, which were not deemed to be probable at December 31, 2020. Subsequent to December 31, 2020, these agreements were amended so that the compensation will be in cash only for services provided subsequent to March 31, 2021. Effective April 1, 2021, the contractors were issued Class A Units to compensate them for the fifty percent equity portion of their consideration earned. See Note 9, Members’ Equity to the condensed financial statements.

Inflation

We do not believe that inflation or changes in prices will have a material effect on our business.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We evaluate these estimates, judgments and methodologies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Our actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies to our audited financial statements included in our offering circular filed with the SEC pursuant to Rule 253(g)(1) promulgated under the Securities Act on November 24, 2021. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

JOBS Act

On April 5, 2012, the JOBS Act, was enacted. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to companies that are not emerging growth companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the Public Offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. When used in this Quarterly Report, the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” “will” or the negative of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our offering circular filed with the SEC on November 24, 2021 and in this Quarterly Report, including the following factors:

• expected timing of product launches;

• expectations regarding the potential market reception to and performance of our products;

• limited operating history;

• ability to manage growth;

• ability to obtain additional financing when and if needed;

• ability to expand product offerings;

• ability to compete with others in our industry;

• results of operations;

• ability to protect our intellectual property;

• ability to defend against legal proceedings; and

• success in retaining or recruiting, or changes required in, our officers, key employees or directors.

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Quarterly Report. These statements should be considered only after carefully reading this entire Quarterly Report. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Quarterly Report not to occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers (who are our Chief Executive Officer and Chief Financial Officer, respectively), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our financial statements as of December 31, 2020 and 2019 and for the years in the two year period ended December 31, 2020, and which is still being remediated.

Notwitstanding the existence of the material weaknesses discussed below, our management, including our CEO and CFO, has concluded that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report in conformity with GAAP.

Prior to the completion of the Public Offering, the Company has had limited accounting personnel and other resources to address internal controls over financial reporting. In connection with the audits of our financial statements as of December 31, 2020 and 2019 and for the years in the two-year period ended December 31, 2020, we identified a material weakness in our internal control over financial reporting. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis.

The material weakness identified related to a lack of sufficient segregation of duties within the accounting function, a lack of timely reconciliation of accounts and review of the Company’s financial statements at each reporting period, a lack of appropriate contemporaneous documentation and/or valuation for certain equity transactions and execution of significant agreements containing inaccurate terms and errors.

Due to the size and nature of the accounting function, segregation of all conflicting duties may not always be possible and has also limited its ability to perform timely reconciliations of accounts and reviews of the Company’s financial statements as well as other documentation required to timely and accurately account for significant transactions. In order to remediate the material weaknesses described above, we will need to hire additional qualified personnel to assist us in timely maintaining support for our financial statements as well as to allow for appropriate segregation of duties. Management plans to increase the number of personnel dedicated to the accounting and reporting function in connection with and following our product launch and resulting revenue generation. In light of the material weaknesses, management also performed additional procedures in connection with the preparation of our financial statements.

Inherent Limitations on Effectiveness of Controls

The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting; however, we expect to make changes to our internal control over financial reporting in the future to remediate the material weaknesses identified above.

PART II – OTHER INFORMATION

Item 6. Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document#

101.SCH	Taxonomy Extension Schema Document#

101.CAL	Taxonomy Extension Calculation Linkbase Document#

101.DEF	Taxonomy Extension Definition Linkbase Document#

101.LAB	Taxonomy Extension Label Linkbase Document#

101.PRE	Taxonomy Extension Presentation Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCLEAN TECHNOLOGIES, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: January 7, 2022

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: January 7, 2022

