Form 10-Q/A
period 2021-09-30
AeroClean Technologies, Inc.
filed 2022-02-07
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The sole purpose of this Amendment No. 1 to AeroClean Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission on January 7, 2022 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.

The contents of the Form 10-Q have not otherwise been modified or changed. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

AEROCLEAN TECHNOLOGIES, INC.

FORM 10-Q

i

AEROCLEAN TECHNOLOGIES, LLC

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$655,780	$2,333,117
Accounts receivable	201,801
Prepaid expenses and other current assets	135,236	304,836
Subscription receivable	—	100,543
Inventories	247,041	—
Total current assets	1,239,858	2,738,496
Property and equipment, net	2,284,418	454,679
Deferred offering costs	939,741	—
Other assets	21,667	—
Total assets	$4,485,684	$3,193,175

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$769,739	$332,072
Accrued expenses and other current liabilities	872,808	333,236
Loan from related party	500,000	—
Total current liabilities	2,142,547	665,308
Commitments and contingencies (Note 7)
Members’ equity	2,343,137	2,527,867
Total liabilities and members’ equity	$4,485,684	$3,193,175

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenues	$261,299	$—	$261,299	$—
Cost of sales	147,733	—	147,733	—
Gross profit	113,566	—	113,566	—
Operating Expenses:
General and administrative	685,079	484,442	2,678,689	625,812
Research and development	956,499	812,950	3,617,101	1,057,265
Total operating expenses	1,641,578	1,297,392	6,295,790	1,683,077
Net loss	$(1,528,012)	$(1,297,392)	$(6,182,224)	$(1,683,077)
Net loss per share:
Basic and diluted	$(0.13)	$(0.36)	$(0.61)	$(0.67)
Weighted-average common shares outstanding:
Basic and diluted	11,363,636	3,557,114	10,135,506	2,506,780

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021:

	Class A		Accumulated	Total Members’
	Units	Amount	Deficit	Equity
Balance, June 30, 2021	13,428,948	$16,748,768	$(12,877,619)	$3,871,149
Issuance of equity units	—	—	—	—
Net loss	—	—	(1,528,012)	(1,528,012)
Balance, September 30, 2021	13,428,948	$16,748,768	$(14,405,631)	$2,343,137

	Class A		Accumulated	Total Members’
	Units	Amount	Deficit	Equity
Balance, December 31, 2020	8,081,578	$10,751,274	$(8,223,407)	$2,527,867
Issuance of equity units	5,347,370	5,997,494	—	5,997,494
Net loss	—	—	(6,182,224)	(6,182,224)
Balance, September 30, 2021	13,428,948	$16,748,768	$(14,405,631)	$2,343,137

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020:

	Class A		Accumulated	Total Members’
	Units	Amount	Deficit	Equity
Balance, June 30, 2020	4,000,000	$6,669,696	$(5,286,011)	$1,383,685
Issuance of equity units	2,081,578	2,081,578	—	2,081,578
Net loss	—	—	(1,297,392)	(1,297,392)
Balance, September 30, 2020	6,081,578	$8,751,274	$(6,583,403)	$2,167,871

	Class A		Accumulated	Total Members'
	Units	Amount	Deficit	Equity (Deficit)
Balance, December 31, 2019	2,000,000	$4,669,696	$(4,900,326)	$(230,630)
Issuance of equity units	4,081,578	4,081,578	—	4,081,578
Net loss	—	—	(1,683,077)	(1,683,077)
Balance, September 30, 2020	6,081,578	$8,751,274	$(6,583,403)	$2,167,871

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,182,224)	$(1,683,077)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	43,818	—
Equity-based compensation	924,438	62,359
Changes in operating assets and liabilities:
Accounts receivable	(201,801)	—
Inventories	(247,041)	—
Other current and non-current assets	(791,808)	(133,077)
Accounts payable	390,948	285,777
Accrued expenses and other current liabilities	539,572	212,569
Due to related parties	—	(25,000)
Net cash flows used in operating activities	(5,524,098)	(1,280,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,826,838)	(363,200)
Net cash flows used in investing activities	(1,826,838)	(363,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity units	5,173,599	3,957,519
Proceeds from loan from related party	500,000	—
Net cash flows provided by financing activities	5,673,599	3,957,519
Net increase in cash	(1,677,337)	2,313,870
Cash, beginning of period	2,333,117	796
Cash, end of period	$655,780	$2,314,666

Supplemental schedule of non-cash activities:
Equity units issued to related party	$—	$61,700
Purchases of property and equipment in accounts payable	46,716	—

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Description of Business

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

For the year ended December 31, 2020, the Company incurred a net loss of $3,323,081 and accumulated deficit of $8,223,407 and net cash used in operating activities was $3,069,976. The Company incurred net losses of $6,182,224 during the nine months ended September 30, 2021 and had working capital and an accumulated deficit of $902,689 and $14,405,631, respectively, at September 30, 2021. The Company’s net cash used in operating activities was $5,524,098 for the nine months ended September 30, 2021. These factors raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company is an early-stage company and has begun generating revenues through the commercial production and sale of its P&umacr;rgo air purification device. The Company first shipped units to customers in July 2021 and generated revenues of $261,299 through September 30, 2021.

The Company’s ability to fund its operations is dependent upon management’s plans, which include generating sufficient revenues and controlling the Company’s expenses. A failure to generate sufficient revenues or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. However, substantial doubt about the Company’s ability to continue as a going concern has been alleviated through an initial public offering (the “Public Offering”). On November 29, 2021, the Company completed the Public Offering resulting in aggregate gross proceeds of $25,140,000 and net proceeds of $22,000,000 after deducting underwriting fees and closing costs of approximately $3,100,000. See Note 3, Public Offering. The accumulated deficit from the inception of the Company through September 30, 2021 is substantially less than the amount raised through the Public Offering. Further, the Company’s investment into research and development, engineering and other product development costs has been decreasing following the product launch, and as discussed, the Company is now generating revenues and margins from the sale of its P&umacr;rgo device. Operating costs associated with revenue generation can also be managed as the Company increases revenues. Accordingly, management has concluded there is no longer a substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued based on the Company’s operating history and outlook.

AEROCLEAN TECHNOLOGIES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Description of Business (Continued)

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

2.Summary of Significant Accounting Policies

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

AEROCLEAN TECHNOLOGIES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.Summary of Significant Accounting Policies (Continued)

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

3.Public Offering

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

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed. Prepaid expenses and other current assets were $135,236 and $304,836 at September 30, 2021 and December 31, 2020, respectively.

5.Property and Equipment

Property and equipment consisted of the following:

	Useful Life	September 30,	December 31,
	(Years)	2021	2020
Leasehold improvements	Lesser of useful life or lease term	$847,217	$—
Machinery and tooling	7	1,249,031	454,679
Furniture and equipment	3-10	231,988	—
		2,328,236	454,679
Less accumulated depreciation		43,818	—
		$2,284,418	$454,679

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

AEROCLEAN TECHNOLOGIES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	September 30,	December 31,
	2021	2020
Research and development	$62,343	$271,800
Professional and consulting fees	42,036	33,345
Legal public offering fees	743,460	10,000
Customer advance deposits	—	6,000
Other accrued liabilities	24,969	12,091
Total accrued expenses and other current liabilities	$872,808	$333,236

7.	Commitments and Contingencies

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

AEROCLEAN TECHNOLOGIES, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

We are currently seeking FDA 510K clearance for the use of our products in healthcare and other markets for which product performance is required to be validated by certified independent labs. Regulatory clearances and independent certifications serve as important product imprimaturs that also influence decision-making by non-healthcare market equipment purchasers. We expect to receive FDA 510K clearance for P&umacr;rgo in the second half of 2022.

We are currently initiating the full-scale launch of our first product, P&umacr;rgo. P&umacr;rgo is our proprietary, continuous air sanitization product for indoor spaces. P&umacr;rgo’s launch also marks the debut of our go-to-market strategy for SteriDuct, the Company’s patented air purification technology. We intend to incorporate SteriDuct into a broad line of autonomous air treatment devices.

P&umacr;rgo has been well-received by the market. We are fielding broad interest from healthcare organizations, particularly those that treat numerous immunocompromised patients, our initial targeted market, as well as from schools and universities. We are also receiving urgent inquiries from owners and managers of commercial properties and other indoor spaces, and we are developing solutions for public and private transportation systems.

In July 2021, we completed the development stage of our first device, the P&umacr;rgo room air purification unit, including design and independent testing and certification, as well as the scale-up of manufacturing, and began commercial production and sales.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Product revenues	$261,299	$—	$261,299	$261,299	$—	$261,299
Cost of sales	147,733	—	147,733	147,733	—	147,733
Gross profit	113,566	—	113,566	113,566	—	113,566
Operating Expenses:
General and administrative	685,079	484,442	200,637	2,678,689	625,812	2,052,877
Research and development	956,499	812,950	143,549	3,617,101	1,057,265	2,559,836
Total operating expenses	1,641,578	1,297,392	344,186	6,295,790	1,683,077	4,612,713
Net Loss	$(1,528,012)	$(1,297,392)	$(230,620)	$(6,182,224)	$(1,683,077)	$(4,499,147)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues and Cost of Sales

The Company began the production and sale of its first commercial product, P&umacr;rgo, in July 2021 generating $261,299 in product revenues for the three and nine months ended September 30, 2021 on sales of over 100 P&umacr;rgo devices. The Company did not have any revenue in the prior year periods. Cost of sales increased in conjunction with the increase in revenues.

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

We have incurred operating losses since our inception. While the Company began producing and selling its P&umacr;rgo device in July 2021, these losses are expected to continue through the end of 2022 as we continue to make significant investments to develop and market our products and to establish our consumables and service business.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our offering circular filed with the SEC on November 24, 2021 and in this Quarterly Report, including the following factors:

●	expected timing of product launches;
●	expectations regarding the potential market reception to and performance of our products;

●	limited operating history;
●	ability to manage growth;
●	ability to obtain additional financing when and if needed;
●	ability to expand product offerings;
●	ability to compete with others in our industry;
●	results of operations;
●	ability to protect our intellectual property;
●	ability to defend against legal proceedings; and
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	Taxonomy Extension Schema Document*

101.CAL	Taxonomy Extension Calculation Linkbase Document*

101.DEF	Taxonomy Extension Definition Linkbase Document*

101.LAB	Taxonomy Extension Label Linkbase Document*

101.PRE	Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCLEAN TECHNOLOGIES, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: February 7, 2022

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: February 7, 2022