Form 10-K/A
period 2021-12-31
AeroClean Technologies, Inc.
filed 2022-05-02
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 001-41096

AeroClean Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3213164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10455 Riverside Dr.

Palm Beach Gardens, FL 33410

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 833-652-5326

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	AERC	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended on December 31, 2021 (the “2021 Form 10-K”) originally filed on April 1, 2021 (the “Original Filing”) by AeroClean Technologies, Inc., a Delaware corporation (“we,” “us,” “our,” the “Company,” “AeroClean” or “AeroClean Technologies”). The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file a definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2021.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding the Company’s executive officers as of April 28, 2022.

Name, Age and Title	Business Experience

Jason DiBona, Age 51 Chief Executive Officer	Mr. DiBona has served as our Chief Executive Officer since May 2020. Mr. DiBona brings more than 25 years of experience in developing and executing strategies for sustainable growth. He has held leadership roles in medical and healthcare technologies, global sales operations and start-up environments and has experience working with diverse private and public sector clients in more than 120 countries. Mr. DiBona spent the majority of his career, from 1999 to 2014, at GE Healthcare, holding multiple leadership and business development roles across the global healthcare organization. After his time at GE Healthcare, from 2014 to 2018, Mr. DiBona led the sales and marketing efforts at ePreop, a start-up medical software developer, with a successful launch and exit in the role of Executive Vice President of Sales and Marketing. Prior to AeroClean, Mr. DiBona served as Senior Vice President of Global Sales Strategies for America’s largest homebuilder, Lennar Corporation. Mr. DiBona earned his Bachelor of Science degrees in Molecular Biology and Microbiology from the University of Central Florida.

Ryan Tyler, Age 38 Chief Financial Officer	Mr. Tyler has served as our Chief Financial Officer since October 2020. Prior to joining AeroClean, Mr. Tyler held various positions from 2014 to 2020 at B/E Aerospace, Inc., KLX Inc. and KLX Energy Services Holdings, Inc., including Vice President, overseeing financial reporting, internal controls, corporate development, investor relations and financial planning and analysis. Prior to the KLX Inc. spin-off from B/E Aerospace, Mr. Tyler served as B/E Aerospace’s Director of Financial Reporting and Internal Controls from 2013 to 2014, where he focused on the company’s public filings, mergers and acquisitions and capital raises. Mr. Tyler also spent three years at Oxbow Carbon LLC, serving as a Controller responsible for several of the company’s lines of business over the three-year period. Mr. Tyler spent five years at Ernst & Young as a Manager providing audit services to public and private clients in multiple sectors, including telecommunications, real estate, healthcare, financial services and distribution. Mr. Tyler received his Bachelor and Master of Accounting degrees from the University of Florida and received a Certified Public Accountant designation in Florida (inactive).

Mark Krosney, Age 75 Chief Scientific Officer	Mr. Krosney is one of our co-founders and is our Chief Scientific Officer. He has been the driving force in the development of AeroClean Technologies’ proprietary technology. Mr. Krosney is primarily responsible for numerous patents, including several that are important parts of our IP portfolio. Mr. Krosney is a key member of the development team for the Pūrgo air purification and disinfection product development project. Prior to becoming Vice President and General Manager of B/E Aerospace’s Business Jet Group, Mr. Krosney was B/E Aerospace’s technical interface with The Boeing Company, Airbus and the Federal Aviation Administration. Earlier in his career, Mr. Krosney worked on jet engine and rocket propulsion systems as well as technical control systems at United Technologies. Mr. Krosney received his Bachelor of Science degree in Engineering from Carnegie Mellon University and Master of Science degree in Management of Technology from the Sloan School at the Massachusetts Institute of Technology.

Our Board of Directors

The following table sets forth information regarding our directors as of April 28, 2022. The table contains each person’s biography as well as the qualifications and experience each person brings to our board of directors (our “Board”). Our Board consists of five members, four of whom met applicable regulatory and exchange listing independence requirements.

Name, Age, Business Experience and Current Directorships	Director Since

Amin J. Khoury, PhD (Hon), Age 82	2020

Dr. Khoury is one of our co-founders and has been the Chairman of our Board of Directors since May 2020. Previously, Dr. Khoury served as Chief Executive Officer and Chairman of the Board of Directors of KLX Inc. from its formation in December 2014 until its sale to The Boeing Company in October 2018. Dr. Khoury served as Chairman of the Board, Chief Executive Officer and Co-Chief Executive Officer of B/E Aerospace from its founding in 1987 until its sale to Rockwell Collins in 2017. Dr. Khoury also served as Chairman, Chief Executive Officer and President of KLX Energy from September 2018 until May 2020. Dr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014. Until 2012, for 26 years, Dr. Khoury also served as a director of Synthes, Inc., having earlier been Chairman of Synthes Maxillofacial, and a founding investor in Spine Products, Inc., which was acquired by Synthes in 1999. Synthes, a $4 billion annual revenue company, was the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants, before Dr. Khoury led an effort to merge Synthes with Johnson & Johnson in a $21 billion transaction in 2012. Dr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors and a Master’s Degree in Business Administration from Northeastern University. Dr. Khoury has served as a member of the Board of Trustees of Northeastern University since July 2018 and received an honorary doctorate from Northeastern University in May 2019. Dr. Khoury is a highly effective leader in organizational design and development matters and has been instrumental in identifying and attracting our managerial talent, team of highly accomplished scientists and Board members. He has an intimate knowledge of the Company, our industry and our competitors. All of the above experience and leadership roles uniquely qualify him to serve as our Company’s Chairman of the Board.

David Helfet, M.D., Age 74	2020

Dr. Helfet is one of our co-founders and is currently our Chief Medical Officer and a Director. He is currently a Professor of Orthopaedic Surgery at the Weill Medical College of Cornell University and Director of the Combined Orthopaedic Trauma Service at both the Hospital for Special Surgery and New York-Presbyterian Hospital. He has served on several committees of the American Academy of Orthopaedic Surgeons, the AO/ASIF Foundation (currently the Chairman of AO Documentation and Publishing), AO North America and the American Board of Orthopaedic Surgery, among others. In addition, Dr. Helfet has been extensively involved in the Orthopaedic Trauma Association, including as President from 1998 to 1999, and is still on its Board as a past President. He was Assistant Professor of Orthopaedic Surgery at Johns Hopkins University School of Medicine from 1982 to 1986, Associate Professor and Chief of Orthopaedic Trauma at the University of South Florida School of Medicine/Tampa General Hospital from 1986 to 1991 and at the Cornell University Medical College from 1991 to 1998. Dr. Helfet has been the recipient of many honors and awards, has published extensively on orthopedic trauma topics and is annually ranked as one of New York Magazine’s “Best Doctors in New York” and Castle-Connolly’s “America’s Top Doctors.” Dr. Helfet completed his undergraduate studies at the University of Cape Town, receiving a Bachelor of Science degree in biochemistry with honors, followed by medical school, where he received Bachelor of Medicine and Bachelor of Surgery degrees in 1975. His internship and surgical residency were completed at Edendale Hospital in Pietermaritzburg, South Africa and at Johns Hopkins University in Baltimore, Maryland, followed by orthopaedic residency also at Johns Hopkins University, then fellowships at the University of Bern, Insel Hospital in 1981 and at UCLA from 1981 to 1982. Dr. Helfet brings a unique perspective to our Board as a world renowned orthopaedic surgeon, which, along with his intimate knowledge of our Company and our industry, uniquely qualifies him to serve as a member of our Board.

Michael Senft, Age 63	2020

Mr. Senft currently serves on our Board of Directors, where he is the Lead Independent Director. Over the past two years, Mr. Senft has served as a strategic advisor to several other venture stage companies, including acting as senior advisor to Critical Response Group, a venture-stage company established to apply battlefield protocols to homeland security applications. From 2014 to 2018, Mr. Senft served as Vice President-Chief Financial Officer, Treasurer and Head of Investor Relations of KLX Inc. Prior to his role at KLX Inc., Mr. Senft was an investment banker for over 30 years, including roles as Senior Managing Director at Moelis & Company, Global Head of Leveraged Finance at CIBC and Global Co-Head of Leveraged Finance at Merrill Lynch. Mr. Senft has also served on the Boards of Directors of B/E Aerospace, Del Monte Foods and Moly Mines Ltd. Mr. Senft received his Bachelor of Arts degree in Economics from Princeton University and his Master of Business Administration degree from the Stern School of Business at New York University. Mr. Senft’s education and extensive experience in strategic business planning, coupled with a deep understanding of our business, uniquely qualify him to serve as a member of our Board.

Thomas P. McCaffrey, Age 68	2021

Mr. McCaffrey currently serves on our Board of Directors. He has been a member of the Board of Directors of KLX Energy since April 22, 2020. Mr. McCaffrey served as President, Chief Executive Officer and Chief Financial Officer of KLX Energy from May 2020 until July 2020 and as Senior Vice President and Chief Financial Officer of KLX Energy from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and serves as a member of its various committees and is currently Chairman of its Audit Committee. Mr. McCaffrey received his Bachelor of Science degree in Business Administration with a concentration in Accounting from California Polytechnic State University-San Luis Obispo. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of our business and extensive strategic planning and public company experience.

Heather Floyd, Age 43	2021

Ms. Floyd currently serves on our Board of Directors. Ms. Floyd also currently serves as Director, Financial Reporting & Technical Accounting at Sequa Corporation. Previously, Ms. Floyd served as Vice President - Finance and Corporate Controller of KLX Energy and Vice President - Finance and Corporate Controller of KLX Inc. from February 2014 until September 2021. Ms. Floyd has almost 20 years of combined accounting, auditing, financial reporting and Sarbanes-Oxley compliance experience. Prior to joining KLX Inc., Ms. Floyd held various positions at B/E Aerospace, including most recently Vice President - Internal Audit. Prior to joining B/E Aerospace, Ms. Floyd served as an Audit Manager with Ernst & Young and in various accounting roles at Corporate Express, now a subsidiary of Staples. Ms. Floyd is a Certified Public Accountant licensed to practice in Florida. Ms. Floyd received her Bachelor of Science and Engineering and Bachelor of Business Administration in International Business and Trade from Florida Atlantic University. Ms. Floyd’s extensive accounting, auditing, financial reporting and public company experience qualify her to serve as a member of our Board.

Structure of the Board of Directors

The Board consists of five directors, and each director’s term expires at each annual meeting of stockholders.

Audit Committee

We have a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Ms. Floyd and Messrs. McCaffrey and Senft currently serve as members of the Audit Committee. Under the current Securities and Exchange Commission (“SEC”) rules and the rules of The Nasdaq Stock Market LLC, all of the members are independent. Our Board has determined that Ms. Floyd and Mr. McCaffrey are each an “audit committee financial expert” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

Code of Business Conduct

Our Board has adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and all other employees performing a similar function. We maintain a copy of our code of ethics and business conduct, including any amendments thereto and any waivers applicable to any of our director and officers, on our website at www.aeroclean.com/investors.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our “named executive officers.” As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. In 2021, our “named executive officers” were as follows:

•	Jason DiBona, Chief Executive Officer;
•	Ryan Tyler, Chief Financial Officer; and
•	Mark Krosney, Chief Scientific Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2020.

				Stock Stock	All Other
Name and Principal		Salary	Bonus(1)	Awards(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)
Jason DiBona	2021	280,000	165,000	2,955,130	8,450	3,408,580
Chief Executive Officer	2020	43,077	—	—	151,300	194,377
Ryan Tyler	2021	220,000	115,500	1,477,560	—	1,813,060
Chief Financial Officer	2020	33,846	—	—	20,000	53,846
Mark Krosney	2021	—	—	—	162,504	162,504
Chief Scientific Officer	2020	—	—	—	108,336	108,336

(1)	Messrs. DiBona and Tyler earned annual cash bonuses for 2021 equal to $165,000 and $115,500, respectively, which were paid in March 2022. Mr. Krosney did not earn an annual cash bonus for 2021 and none of the named executive officers earned an annual cash bonus for 2020.

(2)	The amounts reported represent the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (without any reduction for risk of forfeiture), rather than the amounts paid to or realized by the named individual. For more information about our adoption of FASB ASC 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 10 to our audited financial statements for the fiscal year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K filed with the SEC on April 1, 2022.

(3)	Amounts in this column for 2021 represent: (i) for Mr. DiBona, total car allowance payments of $8,450 and (ii) for Mr. Krosney, aggregate consulting fees of $162,504. Amounts in this column for 2020 represent: (i) for Mr. DiBona, aggregate consulting fees of $150,000 and total car allowance payments of $1,300, (ii) for Mr. Tyler, aggregate consulting fees of $20,000, and (iii) for Mr. Krosney, aggregate consulting fees of $108,336.

Narrative to Summary Compensation Table

2021 Salary and Consulting Fees

As of November 1, 2020, Messrs. DiBona and Tyler receive a base salary at a per annum rate of $280,000 and $220,000, respectively, to compensate them for services rendered to our Company. The base salary payable to each of Messrs. DiBona and Tyler is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Mr. Krosney provided consulting services to us for the entirety of 2021 and did not receive a base salary. The aggregate amount of the consulting fees paid to Mr. Krosney in 2021 was equal to $162,504. There is no written consulting agreement with respect to the consulting services provided by Mr. Krosney.

2021 Bonuses

Messrs. DiBona and Tyler are eligible to receive a discretionary annual cash bonus as determined by our board of directors in its sole discretion, targeted for Messrs. DiBona and Tyler at a percentage of base salary equal to 100% and 70%, respectively. We paid annual cash bonuses of $165,000 and $115,500 to Messrs. DiBona and Tyler, respectively, in March 2022 for 2021 performance.

Equity Compensation

We adopted the 2021 Incentive Award Plan (the “2021 Plan”) in connection with our initial public offering (the “IPO”) in order to facilitate the grant of cash and equity incentives to directors, employees (including Messrs. DiBona and Tyler) and consultants (including Mr. Krosney) of our Company and certain of its affiliates and to enable our Company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success.

On November 29, 2021, in connection with the IPO, the Company granted Messrs. DiBona and Tyler an aggregate of 295,513 and 147,756 restricted stock units, respectively, under the 2021 Plan. For more information, please see “—Outstanding Equity Awards at Fiscal Year-End” below.

Other Elements of Compensation

Retirement Plans

We intend to establish a 401(k) retirement savings plan for our employees, including Messrs. DiBona and Tyler, who satisfy certain eligibility requirements. We expect that Messrs. DiBona and Tyler will be eligible to participate in the 401(k) plan. The Internal Revenue Code of 1986, as amended (the “Code”), allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan will add to the overall desirability of our executive compensation package and further incentivize our employees, including Messrs. DiBona and Tyler, in accordance with our compensation policies.

We intend to establish a supplemental executive retirement plan (“SERP”) for certain of our employees, including Messrs. DiBona and Tyler. The SERP will be an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. The SERP will allow certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided will be based on the amount of compensation deferred.

Employee Benefits

Health/Welfare Plans

Messrs. DiBona and Tyler are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, short-term and long-term disability insurance and life insurance.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards held by each named executive officer as of December 31, 2021.

	Stock Awards
Name	Grant Date			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Jason DiBona	11	/29/2021	(1)	238,317	2,495,179	—	—
	11	/29/2021	(2)	57,196	598,842	—	—
Ryan Tyler	11	/29/2021	(1)	119,158	1,247,584	—	—
	11	/29/2021	(2)	28,598	299,421	—	—
Mark Krosney	—			—	—	—	—

(1)	Awards constitute restricted stock units that will vest in equal installments on each of the first two anniversaries of the grant date, subject to the applicable named executive officer’s continued service through the applicable vesting dates.

(2)	Awards constitute restricted stock units that will vest in equal installments on each of the first three anniversaries of the grant date, subject to the applicable named executive officer’s continued service through the applicable vesting dates.

(3)	Values are based on the closing price of $10.47 per share of our common stock on December 31, 2021 as quoted on the Nasdaq Capital Market.

Employment Agreements

We entered into the employment agreements with each of Messrs. DiBona and Tyler on November 1, 2020, which were subsequently amended on May 1, 2021 (the “Executive Employment Agreements”), providing for their positions as Chief Executive Officer and Chief Financial Officer, respectively. The Executive Employment Agreements provide for (i) at-will employment and do not contain a fixed term, (ii) an annual base salary for Messrs. DiBona and Tyler of $280,000 and $220,000, respectively, and (iii) eligibility to receive a discretionary annual cash bonus, based upon achievement of annual performance targets, targeted for Messrs. DiBona and Tyler at a percentage of base salary equal to 100% and 70%, respectively.

Pursuant to the Executive Employment Agreements, upon a termination of employment by us without Cause (as defined in the Executive Employment Agreements), each of Messrs. DiBona and Tyler will receive continued payment of his respective base salary for a period of six months following the applicable executive’s termination of employment. In addition, upon a termination of employment by us without Cause or by either of Messrs. DiBona and Tyler for Good Reason (as defined in the Executive Employment Agreements), in each case during the 12-month period following the occurrence of a Change of Control (as defined in the Executive Employment Agreements), the vesting of the applicable executive’s outstanding time-vesting equity awards will accelerate, vesting in full. The consummation of the IPO did not constitute a Change in Control under the Executive Employment Agreements. In order to receive any of the foregoing severance payments and benefits, Messrs. DiBona and Tyler will be required to execute a separation agreement containing a release of claims in favor of us.

We also entered into a Confidentiality, Non-Competition, Non-Solicitation and Inventions Assignment Agreement with each of Messrs. DiBona and Tyler, which contains (i) a confidentiality covenant that applies during the course of the executive’s employment with us and perpetually following his termination of employment, (ii) a non-competition covenant that applies during the course of the executive’s employment with us and for a period of two years following his termination of employment and (iii) customer and employee non-solicitation covenants that apply during the course of the executive’s employment with us and for a period of two years following his termination of employment.

Mr. Krosney provided consulting services to us for the entirety of 2021. There is no written consulting agreement with respect to the consulting services provided by Mr. Krosney.

Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(l)(2) ($)	All Other Compensation ($)	Total ($)
Amin J. Khoury, PhD (Hon)	—	378,620	—	378,620
David Helfet, M.D.	—	617,078	—	617,078
Michael Senft	—	529,404	—	529,404
Thomas P. McCaffrey	—	378,620	—	378,620
Heather Floyd	—	378,620	—	378,620

(1)	The amounts reported represent the aggregate full grant date fair value of applicable stock awards calculated in accordance with FASB ASC Topic 718 (without any reduction for risk of forfeiture), rather than the amounts paid to or realized by the named individual. For more information about our adoption of FASB ASC Topic 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 10 to our audited financial statements for the fiscal year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K filed with the SEC on April 1, 2022.

(2)	The table below shows the aggregate number of unvested restricted stock units held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021:

Name	Unvested Restricted Stock Units (#)
Amin J. Khoury, PhD (Hon)	37,862
David Helfet, M.D.	31,551
Michael Senft	37,862
Thomas P. McCaffrey	37,862
Heather Floyd	37,862

2021 Equity Awards

On April 1, 2021, our predecessor AeroClean Technologies, LLC granted to Dr. Helfet and Mr. Senft 89,486 and 44,743 fully vested Class A units, respectively. In connection with our IPO, such Class A units were converted into shares of AeroClean common stock at a conversion ratio of 0.8462 shares of AeroClean common stock for each Class A unit, such that the following such conversion, Dr. Helfet and Mr. Senft held 75,723 and 37,862 fully vested shares of AeroClean common stock, respectively.

In connection with our IPO, on November 29, 2021, we granted 37,862 restricted stock units under the 2021 Plan to each of Messrs. Khoury, Senft and McCaffrey and Ms. Floyd and 31,551 restricted stock units under the 2021 Plan to Dr. Helfet. Each award of restricted stock units is eligible to vest in three equal installments on each of the first three anniversaries of the grant date, subject to the applicable director’s continued service to us through the applicable vesting date. Notwithstanding the foregoing, any unvested portion of a director’s award of restricted stock units will vest in full immediately prior to the consummation of a change in control (as defined in the applicable award agreement), subject to the applicable director’s continued service to us through such date.

Director Deferred Compensation Plan

Effective January 1, 2022, the Company adopted the Non-Employee Directors Stock and Deferred Compensation Plan (the “Director Deferred Compensation Plan”). An aggregate of up to 277,273 shares of our common stock may be delivered pursuant to the Director Deferred Compensation Plan. Subject to the terms and conditions of the Director Deferred Compensation Plan, each non-employee director may elect to defer his or her eligible compensation for any calendar year. Eligible compensation includes retainer and/or meeting fees for services as a director, which may be payable in cash or shares of common stock. With respect to cash compensation, a director may elect, in lieu of cash, to receive such compensation in shares of common stock, to defer such compensation in a cash account or to defer such compensation in a stock unit account (or any combination thereof). With respect to equity compensation, a director may elect, in lieu of common stock, to defer all or a portion of such compensation in a stock unit account. The portion of eligible compensation subject to deferral or payment in shares of common stock is limited to increments of 25%, 50%, 75% and 100%. If an eligible director has made an election to defer the receipt of his or her compensation in cash, then each quarter, the participant’s cash account will be credited with earnings reasonably determined by the plan administrator to be allocable to such account. If an eligible director has made an election to defer the receipt of his or her stock or cash compensation in a stock unit account, although such participant will not be entitled to any voting or other stockholder rights with respect to stock units granted or credited under the Director Deferred Compensation Plan, each quarter, such participant’s stock unit account will be credited with additional stock units equal to the amount of dividends paid during the quarter on a number of shares equal to the aggregate number of stock units in the stock unit account divided by the average fair market value of a share of common stock as of the applicable crediting date. All stock units or other amounts credited to a participant’s account will at all times be fully vested and not subject to a risk of forfeiture. In the event of a Change in Control (as defined in the Director Deferred Compensation Plan), or in the event that a participant ceases to serve as a director, the crediting of amounts to a cash account and the crediting of stock units to a stock unit account will be accelerated to the date of the Change in Control or termination of service. Our Board may terminate or discontinue the Director Deferred Compensation Plan at any time, and the Director Deferred Compensation Plan will automatically terminate upon a Change in Control. The consummation of the IPO did not constitute a Change of Control under the Director Deferred Compensation Plan. No benefits will accrue in respect of eligible compensation earned after a discontinuance or termination of the Director Deferred Compensation Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

In conjunction with our IPO, the Company adopted the 2021 Plan, the Employee Stock Purchase Plan (the “ESPP”) and the Director Deferred Compensation Plan.

The following table summarizes equity compensation plan information for the 2021 Plan, the ESPP and the Director Deferred Compensation Plan, all stockholder approved, as a group, as of December 31, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
	(#)	($)		(#)
Plan Category	(a)	(b)		(c)
Equity Compensation Plans Approved by Stockholders	626,268	—	(2)	1,176,005
Equity Compensation Plans not Approved by Stockholders	n/a	n/a		n/a
Total	626,268	—		1,176,005

(1)	This column is comprised of 626,268 shares of our common stock subject to unvested restricted stock units granted under the 2021 Plan.

(2)	The weighted-average exercise price is calculated based solely on the exercise prices of outstanding options (there were none as of December 31, 2021) and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock units, which have no exercise price.

(3)	This column is comprised of (i) 760,096 shares of our common stock that remain available for future issuance under the 2021 Plan, (ii) 277,273 shares of our common stock that remain available for future issuance under the Director Deferred Compensation Plan and (iii) 138,636 shares of our common stock the remain available for future issuance under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company’s capital stock as of April 28, 2022, except as otherwise noted, by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock of the Company, (ii) each of the Company’s named executive officers, (iii) each of the Company’s directors and (iv) all of the Company’s executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 13,877,636 shares of common stock outstanding at April 28, 2022. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to restricted stock units held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 28, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o AeroClean Technologies, Inc., 10455 Riverside Drive, Palm Beach Gardens, FL 33410.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Outstanding Shares
5% Stockholders
Lewis Pell	1,569,060	11.3%
Dateline TV Holdings, Inc.	1,198,062	8.6%
Named Executive Officers and Directors
Amin J. Khoury	5,619,793	40.5%
David Helfet, M.D.	759,590	5.5%
Mark Krosney	256,728	1.9%
Michael Senft	37,862	*
Thomas P. McCaffrey	373,017	2.7%
Heather Floyd	—	—
Jason DiBona	—	—
Ryan Tyler	—	—
All Executive Officers and Directors as a Group (8 persons)	7,046,990	50.8%

* Less than 1 percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Certificate of Incorporation provides that no contract or transaction between us and one or more of our directors or officers (including entities or other organizations in which one or more of our directors or officers have a financial interest) shall be void or voidable solely for that reason, or because such director or officer is present at, participates in, or his or her vote is counted at the meeting where the contract or transaction is authorized, if (i) the material facts of the director’s or officer’s interest in the contract or transaction are disclosed to or known by the Board or committee thereof and the Board or the committee thereof in good faith authorizes the contract or transaction by an affirmative vote of a majority of the disinterested directors (even if less than a quorum), (ii) the material facts of the director’s or officer’s interest in the contract or transaction are disclosed to or known by the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the stockholders, or (iii) the contract or transaction is fair to our Company at the time that it is authorized, approved or ratified by the Board, a committee thereof or the stockholders.

Our Board adopted a written policy pursuant to which our Audit Committee will be presented with a description of any related party transactions for them to consider for approval. The policy is designed to operate in conjunction with and as a supplement to the provisions of our Code of Ethics and Business Conduct, a copy of which is posted on our website www.aeroclean.com/investors.

The policy generally provides that our management will gather information with respect to actual or potential related party transactions and then present to the Audit Committee for approval any transaction at or above an amount that exceeds $120,000 in which the related person may have a direct or indirect interest. In determining whether to approve or ratify a related party transaction, we expect the Audit Committee to consider the following: whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; and the extent of the related party’s interest in the related party transaction. The policy also identifies certain types of transactions that our Board has pre-identified as not involving a direct or indirect material interest and are, therefore, not considered related party transactions for purposes of the policy.

Furthermore, under our Code of Ethics and Business Conduct persons other than directors and executive officers who have questions about a potential conflict of interest or who become aware of an actual or potential conflict should discuss the matter with, and seek a determination and prior authorization or approval from, the Chief Financial Officer. The Chief Financial Officer may not authorize or approve conflict of interest matters or make determinations as to whether a problematic conflict of interest exists without first providing the Chief Executive Officer with a written description of the activity and seeking the Chief Executive Officer’s written approval. If the Chief Financial Officer is involved in the potential or actual conflict, the matter will instead be discussed directly with the Audit Committee. Directors and executive officers must seek determinations and prior authorizations or approvals of potential conflicts of interest exclusively from the Audit Committee.

Other than compensation arrangements, we describe below transactions and series of similar transactions for the year ended December 31, 2021, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•	any of our directors, executive officers or holders of more than 5% of any class of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Our Chairman, Dr. Khoury, owns 50% of the limited liability company that is the landlord for our corporate headquarters. Annual rent under our lease is $260,000, increasing 2.5% on each anniversary. The lease term is 10 years beginning from March 1, 2021. As of December 31, 2021, the Company’s remaining payments under the lease approximated $2,675,000.

In March 2021, our predecessor AeroClean Technologies, LLC sold 5,073,056 Class A units in a private placement to its existing members at $1.00 per Class A unit for total consideration of $5,073,056. In connection with this sale, our Chairman purchased 2,929,730 Class A units for $2,929,730, Dateline TV Holdings, Inc. purchased 603,259 Class A units for $603,259, Lewis Pell purchased 790,067 Class A units for $790,067 and Mr. McCaffrey purchased 400,000 Class A units for $400,000. In connection with our IPO, we reorganized our corporate structure to become a Delaware corporation by converting the Class A units of AeroClean Technologies, LLC into shares of AeroClean Technologies, Inc. common stock at a conversion ratio of 0.8462 shares of common stock for each Class A unit.

In July and August 2021, eight Pūrgo units were sold at current market prices to an entity in which our Chairman has a financial interest.

On September 30, 2021 we borrowed $500,000, and on November 5, 2021 we borrowed an additional $500,000, pursuant to bridge loans from our Chairman at an interest rate of the prime rate plus 3.0% per annum, which was 6.25% for the life of the bridge loans, with the principal and accrued interest due upon demand. On December 1, 2021, the Company repaid approximately $1,000,000 out of the net proceeds from the IPO in connection with the full satisfaction and discharge of these bridge loans.

Upon the completion of the IPO, we entered into a registration rights agreement with our Chairman and each of our other stockholders that held 10% or more of our outstanding shares of common stock upon completion of the IPO. The registration rights agreement provides (x) our Chairman with “demand” registration and customary “piggyback” registration rights and (y) our other stockholders party to the registration rights agreement with customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth by category of service the fees incurred in engagements performed by Citrin Cooperman & Company, LLP for professional services rendered to the Company for the fiscal year ended December 31, 2021.

Year ended December 31, 2021 ($)
Audit Fees	176,500
Audit-Related Fees(1)	55,250
Tax Fees	—
All Other Fees	—
Total Fees	231,750

(1) Audit-related fees pertain to services provided in connection with the Company’s offering statement on Form 1-A and other documents, including comfort letters and consents, issued in connection with the Company’s offering pursuant to Regulation A of the Securities Act and subsequent listing of our common stock on the Nasdaq Capital Market.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit and audit-related services, tax services and other services provided by Citrin Cooperman & Company, LLP.

Any services provided by Citrin Cooperman & Company, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimis exception prior to the completion of an audit engagement. In 2021, none of the fees paid to Citrin Cooperman & Company, LLP were approved pursuant to the de minimis exception.

Auditor Name: CITRIN COOPERMAN & COMPANY, LLP

Auditor Location: New York, New York

PCAOB ID: 2468

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

We are filing the following documents as exhibits to this Form 10-K/A:

Exhibit No.	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 3.1 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

4.2	Form of Share Purchase Option (incorporated by reference to Exhibit 3.2 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

4.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 3.2 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

4.4	Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 6.10 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

4.5	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 6.11 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

4.6	Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

10.1†	AeroClean Technologies, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on November 29, 2021).

10.2†	AeroClean Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on November 29, 2021).

10.3†	AeroClean Technologies, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on November 29, 2021).

10.4†	AeroClean Technologies, Inc. 2021 Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

10.5†	Consultant Agreement, dated as of May 1, 2020, between CleanCo Bioscience Group LLC and Jason DiBona (incorporated by reference to Exhibit 6.2 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.6†	Executive Employment Agreement, dated as of November 1, 2020, between AeroClean Technologies, LLC and Jason DiBona (incorporated by reference to Exhibit 6.3 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.6.1†	Amendment to Executive Employment Agreement, dated as of May 1, 2021, by and between AeroClean Technologies, LLC and Jason DiBona (incorporated by reference to Exhibit 6.3.1 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.7†	Confidentiality, Non-Competition, Non-Solicitation and Inventions Assignment Agreement, dated as of November 1, 2020, by and between AeroClean Technologies, LLC and Jason DiBona (incorporated by reference to Exhibit 6.4 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.8†	Executive Employment Agreement, dated as of November 1, 2020, between AeroClean Technologies, LLC and Ryan Tyler (incorporated by reference to Exhibit 6.5 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.8.1†	Amendment to Executive Employment Agreement, dated as of May 1, 2021, by and between AeroClean Technologies, LLC and Ryan Tyler (incorporated by reference to Exhibit 6.5.1 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.9†	Confidentiality, Non-Competition, Non-Solicitation and Inventions Assignment Agreement, dated as of November 1, 2020, by and between AeroClean Technologies, LLC and Ryan Tyler (incorporated by reference to Exhibit 6.6 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

23.1	Consent of Citrin Cooperman & Company, LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

31.3*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-41096) originally filed with the SEC on April 1, 2022).

104	Cover Page Interactive Data File.

*	Filed herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AeroClean Technologies, Inc.

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: April 29, 2022