Form 10-Q
period 2022-03-31
AeroClean Technologies, Inc.
filed 2022-05-12
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

The registrant has one class of common stock, $0.01 par value, of which 13,877,636 shares were outstanding as of May 10, 2022.

AEROCLEAN TECHNOLOGIES, INC.

FORM 10-Q

i

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$17,774,097	$19,629,649
Accounts receivable	6,186	177,064
Prepaid expenses and other current assets	823,028	1,124,998
Inventories	718,766	645,942
Total current assets	19,322,077	21,577,653
Property and equipment, net	2,115,675	2,123,428
Other assets	21,667	21,667
Total assets	$21,459,419	$23,722,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436,367	$927,194
Accrued expenses and other current liabilities	811,283	583,885
Total current liabilities	1,247,650	1,511,079
Long-term liabilities:
Deferred tax liability	408,480	501,254
Total liabilities	1,656,130	2,012,333
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preference Shares, $0.01 par value; 11,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share; 110,000,000 shares authorized; 13,877,636 issued and outstanding as of March 31, 2022 and December 31, 2021	138,776	138,776
Additional paid-in capital	23,990,337	23,319,499
Accumulated deficit	(4,325,824)	(1,747,860)
Total stockholders' equity	19,803,289	21,710,415
Total liabilities and stockholders' equity	$21,459,419	$23,722,748

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Product revenues	$6,733	$—
Cost of sales	3,764	—
Gross profit	2,969	—
Operating expenses:
Selling, general and administrative	1,471,386	380,002
Stock-based compensation	670,838	—
Research and development	531,483	1,589,690
Total operating expenses	2,673,707	1,969,692
Loss before income tax benefit	(2,670,738)	(1,969,692)
Income tax benefit	92,774	—
Net loss	$(2,577,964)	$(1,969,692)
Net loss per share:
Basic and diluted	$(0.19)	$(0.26)
Weighted-average common shares outstanding:
Basic and diluted	13,877,636	7,601,859

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2022:

	Class A		Common Stock		Additional Paid-in	Accumulated	Total
	Units	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity
Balance, December 31, 2021	—	$—	13,877,636	$138,776	$23,319,499	$(1,747,860)	$21,710,415
Stock-based compensation		—	—	—	670,838	—	670,838
Net loss	—	—	—	—		(2,577,964)	(2,577,964)
Balance, March 31, 2022	—	$—	13,877,636	$138,776	$23,990,337	$(4,325,824)	$19,803,289

THREE MONTHS ENDED MARCH 31, 2021:

	Class A		Common Stock		Additional Paid-in	Accumulated	Total Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	8,081,578	$10,751,274	—	—	—	$(8,223,407)	$2,527,867
Issuance of equity units	5,073,058	5,073,056	—	—	—	—	5,073,056
Net loss	—	—	—	—	—	(1,969,692)	(1,969,692)
Balance, March 31, 2021	13,154,636	$15,824,330	—	—	—	$(10,193,099)	$5,631,231

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,577,964)	$(1,969,692)
Adjustments to reconcile net loss to net cash flows used in operating activities
Deferred tax benefit	(92,774)	—
Depreciation and amortization	35,827	—
Equity-based compensation	670,838	—
Changes in operating assets and liabilities:
Accounts receivable	170,879	—
Inventories	(72,824)	(11,658)
Other current and non-current assets	301,970	(15,025)
Accounts payable	(490,827)	162,018
Accrued expenses and other liabilities	227,398	11,802
Subscription receivable	—	100,543
Net cash flows used in operating activities	(1,827,477)	(1,722,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,075)	(1,048,813)
Net cash flows used in investing activities	(28,075)	(1,048,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity units	—	4,973,058
Net cash flows provided by financing activities	—	4,973,058
Net (decrease) increase in cash	(1,855,552)	2,202,233
Cash, beginning of period	19,629,649	2,333,117
Cash, end of period	$17,774,097	$4,535,350

Supplemental schedule of non-cash activities:
Subscription receivable	$—	$100,000

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

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

Liquidity and Capital Resources

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 40, Presentation of Financial Statements — Going Concern (ASC 205 40) require management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company incurred a net loss of $2,577,964 during the three months ended March 31, 2022 and had working capital of $18,074,427 and an accumulated deficit of $4,325,824 at March 31, 2022. The Company’s net cash used in operating activities was $1,827,477 for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company incurred a net loss of $1,969,692, and net cash used in operating activities was $1,722,012 for the three months ended March 31, 2021. The Company is an early-stage company and has begun generating revenues through the commercial production and sale of its Pūrgo air purification device. The Company first shipped units to customers in July 2021 and generated cumulative revenues of $623,244 through March 31, 2022.

The Company’s ability to fund its operations is dependent upon management’s plans, which include generating sufficient revenues and controlling the Company’s expenses. A failure to generate sufficient revenues or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. On November 29, 2021, the Company completed the Public Offering resulting in aggregate gross proceeds of $25,140,000 and net proceeds of $21,640,000 after deducting underwriting fees and closing costs of approximately $3,500,000. See Note 3, Public Offering. The accumulated deficit from the inception of the Company through March 31, 2022 is substantially less than the amount raised through the Public Offering. Further, the Company’s investment into research and development, engineering and other product development costs has been decreasing following the product launch, and as discussed, the Company is now generating revenues and margins from the sale of its Pūrgo device. Operating costs associated with revenue generation can also be managed as the Company increases revenues.

Based on the available cash balance and management’s plans as described above, management believes that it has the ability to fund the Company’s operations for one year after the financial statements are issued.

1.Description of Business (Continued)

COVID-19 Pandemic

The Company continues to monitor the ongoing COVID-19 pandemic, including the emergence of variant strains, which continue to spread throughout the world and have adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The Company’s on-going research and development activities, including development of product prototypes and manufacturing activities, are all conducted in the United States, and as a result, the Company has been able to mitigate the adverse impact of the COVID-19 pandemic on its global supply chain. During the year ended December 31, 2021, the Company did not experience any significant adverse impact on its operations as a result of the COVID-19 pandemic. However, across many industries, including the Company’s, COVID-19 - among other factors - has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source, and when available, may be subject to substantially longer lead times and higher costs than historically applicable. The continued shortages impacted the ability to manufacture units during the first quarter of 2022, the weekly and monthly production run rates the Company expected to achieve during the first quarter, and likely the run rates the Company expects to achieve for the remainder of this fiscal year. The Company does have line of sight to improvement on some long lead-time board and electronics components in the second half of 2022 but cannot predict the ever-changing global logistics and supply chain environment.

The Company continues to actively monitor the situation and may take further actions that impact operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and stockholders. As of the date these financial statements were available to be issued, the pandemic presents uncertainty and risk as we cannot reasonably determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on its business, results of operations, liquidity or capital resources.

2.Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022, except as noted below.

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

The Company has reviewed recent accounting pronouncements and, with the exception of the below, concluded they are either not applicable to the business, or no material effect is expected on the condensed financial statements as a result of future adoption.

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

2.Summary of Significant Accounting Policies (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. The guidance under Topic 842 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Earlier adoption is permitted. The Company only has one operating lease in place as of March 31, 2022 related to its warehouse, distribution facility and corporate headquarters for a 10-year term. The Company’s remaining lease payments of approximately $2,610,000 will be discounted to record its lease liability using its incremental borrowing rate and to record the corresponding right of use asset.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The balance sheet as of December 31, 2021 has been derived from audited financial statements at such date. All adjustments that, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown have been reflected in these unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year 2022 or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Significant estimates in these unaudited condensed financial statements include those related to the fair value of equity-based compensation, revenue recognition, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty  involved in making estimates, actual results could differ  materially from those estimates.

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

On November 23, 2021 in conjunction with the Public Offering, the Company incorporated in the State of Delaware. The Company recognizes and measures its unrecognized tax benefit in accordance with FASB ASC 740, Income Taxes. The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period, including the technical merits of those positions. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. At March 31, 2022 and December 31, 2021, the Company did not identify any uncertain tax positions taken or expected to be taken in an income tax return that would require adjustment to, or disclosure in, its financial statements.

Research & Development Expenses

Research and development expenses are expensed as incurred and consist principally of contract labor and third-party engineering, product development and testing costs related to the development of medical grade air purification devices and related components as well as concepts for future product development.

Share-based Payments

The Company accounts for share-based payments to employees and non-employees in accordance with the provisions of FASB ASC 718, Compensation — Stock Compensation (“ASC 718”). Under ASC 718, the Company measures the share-based compensation cost on the date of grant, based on the fair value of the award, and expense is recognized over the requisite service period. Compensation cost recognized during the three months ended March 31, 2022 related to grants of restricted stock units.

Accounts Receivable

An allowance for uncollectible accounts receivable is recorded when management believes the collectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history and estimated value of collateral, if any.

Inventories

The Company values inventories at the lower of cost or net realizable value using the first-in, first-out or weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventories on hand at March 31, 2022 and December 31, 2021 consisted primarily of spare parts and finished goods.

3.Public Offering

On November 29, 2021, the Company completed the Public Offering of 2,514,000 shares of its common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000 after deducting underwriting fees of approximately $2,200,000  and other offering costs of approximately $1,300,000. The Company issued a purchase option to the underwriters (“UPO”) exercisable within five years of the Public Offering for 5.0% of the shares of common stock issued, or 125,700 shares of common stock, at an exercise price of $12.50 per share. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “AERC.” In connection with the Public Offering, on November 23, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation (the “Corporate Conversion”) and changed its name to AeroClean Technologies, Inc. In connection with the Corporate Conversion, the outstanding member units of 13,428,948 were converted into 11,363,636 shares of common stock at a conversion ratio of 0.8462. The Corporate Conversion has been adjusted retroactively for the purposes of calculating basis and diluted earnings per share. The Company’s certificate of incorporation authorizes 110,000,000 shares of common stock and 11,000,000 of shares preferred stock.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted primarily of prepaid insurance premiums and amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed. Prepaid expenses and other current assets were $823,028 and $1,124,998 at March 31, 2022 and December 31, 2021, respectively.

5.	Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$505,903	$475,767
Finished goods	212,863	170,175
Total inventories	$718,766	$645,942

6.Property and Equipment

Property and equipment consisted of the following:

	Useful Life	March 31,	December 31,
	(Years)	2022	2021
Leasehold improvements	Lesser of useful life or lease term	$847,217	$847,217
Machinery and tooling	7	1,145,541	1,123,391
Furniture and equipment	3 - 10	238,390	232,466
		2,231,148	2,203,074
Less accumulated depreciation		115,473	79,646
		$2,115,675	$2,123,428

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production method. Depreciation expense was $35,827 for the three months ended March 31, 2022. There was no depreciation expense for three months ended March 31, 2021.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	March 31,	December 31,
	2022	2021
Accrued wages and bonus	$409,314	$408,418
Research and development	59,233	35,708
Legal fees	242,105	29,512
Other accrued liabilities	100,631	110,247
Total accrued expenses and other current liabilities	$811,283	$583,885

8.	Commitments and Contingencies

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity under common control of the Company’s co-founder and Chairman of the Board. The leased premises consist of 20,000 square feet of office and warehouse space and has a lease term of 10 years at an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis. As of March 31, 2022, the future minimum lease payments under this arrangement approximated $2,610,000.

Legal Proceedings – The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

8.	Commitments and Contingencies (Continued)

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Company’s Board of Managers, for periods prior to the Corporate Conversion, and the Company’s Board of Directors (in either case, the “Board”), for periods following the Corporate Conversion. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to provide for the eligibility of each executive to receive restricted stock units upon the conversion of the Company to a Delaware corporation. See Note 3, Public Offering. Accordingly, the executives were granted an aggregate of 443,269 restricted stock units contemporaneously with the Public Offering. The Company also had agreements in place with independent contractors whereby the Company was required to compensate the independent contractors fifty percent in cash and fifty percent in equity. The equity consideration was contingent upon future events, including the conversion to a Delaware corporation and a new round of equity financing from third party sources, which were not deemed to be probable at December 31, 2020. Subsequent to December 31, 2020, these agreements were amended so that the compensation will be in cash only for services provided subsequent to March 31, 2021. Effective April 1, 2021, the contractors were issued Class A Units to compensate them for the fifty percent equity portion of their consideration earned. See Note 10, Stockholders’ Equity.

9. Related Party Transactions

The Company had an accounts receivable balance of $5,625 and $63,290 for units sold to related parties as of March 31, 2022 and December 31, 2021, respectively.

10.	Stockholders’ Equity

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

The Company maintains an LTIP under which the Company’s Compensation Committee has the authority to grant stock options; stock appreciation rights; restricted stock; restricted stock units; performance stock, performance units; and other forms of equity-based or equity-related awards. Compensation cost is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Stock-based compensation expense of $670,838 was recorded in selling, general and administrative expense for the three months ended March 31, 2022 (none in the prior year period). Unrecognized compensation cost related to restricted stock awards made by the Company was $5,328,194 at March 31, 2022.

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

During the three months ended March 31, 2021, the Company sold an additional 5,073,056 Units to existing members resulting in gross proceeds of $5,073,056 of which $100,000 was receivable at March 31, 2021.

10.	Stockholders’ Equity (Continued)

Effective April 1, 2021, the Board approved the issuance of an aggregate of 274,314 Units, of which 140,085 Units were issued to independent contractors and 134,229 Units were issued to Board members as compensation for services provided. Certain of the Units were issued to independent contractors as consideration for services pursuant to existing agreements, which provided for payment of fifty percent in cash and fifty percent in equity (See Note 8, Commitments and Contingencies). The subscription agreements issued to the contractors included a provision that no payments for services rendered after March 31, 2021 will be in the form of equity.

11.Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
	2022	2021
Net loss	$(2,577,964)	$(1,969,692)

Basic weighted average common shares	13,877,636	7,601,859
Diluted weighted average common shares	13,877,636	7,601,859

Basic net loss per common share	$(0.19)	$(0.26)
Diluted net loss per common share	$(0.19)	$(0.26)

12.Income Taxes

Income tax benefit was $92,774 and $0 for the three months ended March 31, 2022 and 2021, respectively, and was comprised primarily of a federal income tax benefit by applying the U.S. federal income tax rate of 21% to the loss before tax and adjusting for non-deductible expenses, tax credits generated, and utilization of net operating loss carryforwards.

On November 23, 2021 in conjunction with the Public Offering, the Company incorporated in the State of Delaware.  Prior to the Public Offering, the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, no provision for income taxes had been included in the financial statements prior to the Public Offering. The Company expects to be in a net deferred tax asset position in the year ending December 31, 2022, which will be offset by a valuation allowance. Accordingly, a tax benefit is being realized to the extent of the net deferred tax liability that existed at December 31, 2021 based upon the estimated effective tax rate for the year ending December 31, 2022.

13.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has concluded there were no material subsequent events that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our audited financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

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

Our products are being designed and engineered to exceed the rigorous standards set by the Food and Drug Administration (“FDA”) for interior air sterilization and disinfection products. Our units can be currently marketed for use pursuant to the FDA Enforcement Policy for Sterilizers, Disinfectant Devices, and Air Purifiers during the Coronavirus Disease 2019 (COVID-19) Public Health Emergency, referred to as the “Policy” elsewhere in this Quarterly Report.

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

As part of our business strategy we continually evaluate a wide array of strategic opportunities, including the acquisition, disposition or licensing of intellectual property, mergers and acquisitions, joint ventures and other strategic transactions. In connection with these activities we may enter into non-binding letters of intent as we assess the commercial appeal of potential strategic transactions. We may seek to acquire technologies, product lines and companies that operate in businesses similar to our own or that are ancillary, complementary or adjacent to our own or in which we do not currently operate. Such businesses could operate in the air purification space or more generally in the health and wellness space or in other industries. We could also seek to merge with or into another company or sell all or substantially all of our assets to another company. Any transactions that we enter into could be material to our business, financial condition and operating results. Please see related risks described under the captions “We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to stockholders and otherwise disrupt our operations, and adversely affect our business, financial condition and results of operations” and “Our executive officers, directors and principal stockholders have the ability to control all matters submitted to stockholders for approval” in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on April 1, 2022.

COVID-19 Pandemic

We continue to monitor the COVID-19 pandemic and its variants, including the emergence of variant strains, which continue to spread throughout the world and have adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. Across many industries, including our own, COVID-19 - among other factors - has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the word. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source, and when available, may be subject to substantially longer lead times and higher costs than historically applicable. The continued shortages impacted the ability to manufacture units during the first quarter of 2022, the weekly and monthly production run rates we expected to achieve during the first quarter, and likely the run rates we expected to achieve for the remainder of this fiscal year. We do have line of sight to improvement on some long lead-time board and electronics components in the second half of 2022, but we cannot predict the ever-changing global logistics and supply chain environment.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
Product revenues	$6,733	$—	$6,733
Cost of sales	3,764	—	3,764
Gross profit	2,969	—	2,969
Operating expenses:
Selling, general and administrative	1,471,386	380,002	1,091,384
Stock-based compensation	670,838	—	670,838
Research and development	531,483	1,589,690	(1,058,207)
Total operating expenses	2,673,707	1,969,692	704,015
Loss before income tax benefit	(2,670,738)	(1,969,692)	(701,046)
Income tax benefit	92,774	—	92,774
Net loss	$(2,577,964)	$(1,969,692)	$(608,272)

Revenues and Cost of Sales

The Company began the production and sale of its first commercial product, Pūrgo, in July 2021, and therefore, did not have any revenue in the prior year period.  Revenues for the three months ended March 31, 2022 were $6,733. Sales declined as compared to the run rate from the second half of fiscal 2021. To increase efficiencies and reduce the impact of future supply chain disruptions, the Company eliminated unnecessary elements from the bill of materials, which will further reduce assembly time but required additional testing to be conducted. The Company paused production and sales activities while the testing was being conducted. Testing has been completed, production has resumed and the sales team is engaged in discussions for direct sales and distribution opportunities.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of costs related to our employees, independent contractors and consultants. Other significant general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents as well as marketing and advertising services and expenses associated with establishing our brand and developing our website, marketing materials and call center.

For the three months ended March 31, 2022 and 2021, we incurred $2,142,224 and $380,002, respectively, of SG&A and stock-based compensation expenses. We attribute the increase of $1,762,222 primarily to the increase in costs required to be a public company as well as a greater level of business activities being conducted in the three months ended March 31, 2022 as compared to the same period in 2021. Public company costs include: audit and legal fees; costs required to establish investor relations, financial reporting and public relations functions; increased insurance costs; public company filing and registration fees and related costs. These public company costs drove an increase in SG&A of approximately $730,000 in the first quarter of 2022 as compared to the first quarter of 2021. The balance of the increase was primarily due to stock-based compensation expense of approximately $670,000 and increased rent and personnel costs of approximately $150,000.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the three months ended March 31, 2022 and 2021, we incurred $531,483 and $1,589,690, respectively, in research and development costs. Research and development expenses decreased by $1,058,207 for the three months ended March 31, 2022 as compared to the prior year period. Research and development activities were higher in the first quarter of 2021 as compared to the current quarter due to product development, engineering, testing and regulatory costs incurred to prepare our Pūrgo device for launch in July 2021.

Net Losses

Our net losses were $2,577,964 and $1,969,692 for the three months ended March 31, 2022 and 2021, respectively. Losses increased in the first quarter of 2022 as compared to the first quarter of 2021 for the reasons set forth above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash of $17,774,097 compared to cash of $19,629,649 as of December 31, 2021. On November 29, 2021, we completed our initial public offering (“IPO”) of 2,514,000 shares of our common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000, after deducting underwriting fees and closing costs of approximately $3,500,000.

Prior to our IPO, AeroClean Technologies, LLC, our predecessor, funded its operations principally with approximately $15,000,000 in gross proceeds from the sale of Class A units. As of March 31, 2022, we had an accumulated deficit of $4,325,824. The Company’s net cash used in operating activities was $1,827,477 for the three months ended March 31, 2022 as compared to $1,722,012 used in operating activities for the prior year period.

We have incurred operating losses since our inception. While the Company began producing and selling its Pūrgo device in July 2021, these losses are expected to continue through at least the end of 2022 as we continue to make significant investments to develop and market our products and to establish our consumables and service business.

Future Funding Requirements and Outlook

We have incurred operating losses each year since our inception. These losses are expected to continue through at least the end of 2022 because we plan to continue to make investments to develop and market our products and to establish our consumables and service business. We also expect to continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

On February 1, 2021, we entered into a lease with Garden Bio Science Partners, LLC, an entity controlled by the chair of our board of directors, with a term of ten years at an annual base rent of $260,000, subject to escalation of 2.5% on an annual basis. As of March 31, 2022, the future minimum lease payments under this arrangement approximated $2,610,000.

Based on our current financial resources, our expected revenues and our expected level of operating expenditures, we believe that we will be able to fund our projected operating requirements for at least the next 12 months from the date of issuance of this Quarterly Report.

Over the long-term, the Company will continue to have capital requirements, and expects to devote resources to grow its operations. Moreover, if the Company pursues an acquisition strategy, it may need to raise incremental capital in order to finance the purchase price to be paid to target stockholders. As a result of these funding requirements, we will likely need to obtain additional financing by engaging in debt and/or equity offerings or seeking additional borrowings. To the extent that we raise additional capital through the sale of convertible debt or equity securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The availability of debt financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions.

Inflation

Inflation has adversely affected our business and we expect this to continue through the end of 2022. We have been and expect to continue to be negatively impacted by increased component and logistics costs. In addition, our cost of labor and materials may increase, which would negatively impact our business and financial results. Alternatively, deflation may cause a deterioration of global and regional economic conditions, which could impact unemployment rates and consumer discretionary spending. These, and other factors that may increase the risk of significant deflation, could negatively impact our business and results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We evaluate these estimates, judgments and methodologies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Our actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies to our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on April 1, 2022. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to companies that are not emerging growth companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the Public Offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. When used in this Quarterly Report, the words “believe,” “expect,” “plan,” “project,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “likely,” “should,” “could,” “will,” “target” or the negative of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 1, 2022, including the following factors:

●general economic conditions in the markets where we operate;
●the impact of the COVID-19 pandemic and related prophylactic measures;
●expected timing of regulatory approvals and product launches;
●non-performance of third-party vendors and contractors;
●risks related to our ability to successfully sell our products and the market reception to and performance of our products;
●compliance with, and changes to, applicable laws and regulations;
●our limited operating history;
●ability to manage growth;
●ability to obtain additional financing when and if needed;
●ability to expand product offerings;
●ability to compete with others in our industry;
●ability to protect our intellectual property;
●the ability of certain existing stockholders to determine the outcome of matters which require stockholder approval;

●ability to defend against legal proceedings; and
●success in retaining or recruiting, or changes required in, our officers, key employees or directors.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers (who are our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), respectively), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our financial statements as of December 31, 2021 and 2020 and for each of the years in the two-year period ended December 31, 2021 and 2020, and which we are currently remediating.

Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO and CFO, has concluded that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	Taxonomy Extension Schema Document

101.CAL*	Taxonomy Extension Calculation Linkbase Document

101.DEF*	Taxonomy Extension Definition Linkbase Document

101.LAB*	Taxonomy Extension Label Linkbase Document

101.PRE*	Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCLEAN TECHNOLOGIES, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: May 12, 2022

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: May 12, 2022