Form 10-Q
period 2022-06-30
AeroClean Technologies, Inc.
filed 2022-08-15
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

The registrant has one class of common stock, $0.01 par value, of which 15,408,828 shares were outstanding as of August 12, 2022.

AEROCLEAN TECHNOLOGIES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$29,163,429	$19,629,649
Accounts receivable	28,055	177,064
Prepaid expenses and other current assets	528,608	1,124,998
Inventories	1,004,697	645,942
Total current assets	30,724,789	21,577,653
Property and equipment, net	2,205,453	2,123,428
Other assets	21,667	21,667
Total assets	$32,951,909	$23,722,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$687,763	$927,194
Accrued expenses and other current liabilities	1,088,402	583,885
Total current liabilities	1,776,165	1,511,079
Long-term liabilities:
Warrant liability	14,645,000	—
Deferred tax liability	281,422	501,254
Total liabilities	16,702,587	2,012,333
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preference Shares, $0.01 par value; 11,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 110,000,000 shares authorized; 15,408,828 issued and outstanding as of June 30, 2022	153,776	138,776
Additional paid-in capital	25,593,647	23,319,499
Accumulated deficit	(9,498,101)	(1,747,860)
Total stockholders’ equity	16,249,322	21,710,415
Total liabilities and stockholders’ equity	$32,951,909	$23,722,748

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenues	$70,918	$—	$77,652	$—
Cost of sales	36,126	—	39,890	—
Gross profit	34,792	—	37,761	—
Operating expenses:
Selling, general and administrative	4,105,066	1,613,608	6,247,290	1,993,610
Research and development	579,061	1,070,912	1,110,544	2,660,602
Total operating expenses	4,684,127	2,684,520	7,357,834	4,654,212
Loss from operations	(4,649,335)	(2,684,520)	(7,320,073)	(4,654,212)
Change in fair value of warrant liability	650,000	—	650,000	—
Loss before income tax benefit	(5,299,335)	(2,684,520)	(7,970,073)	(4,654,212)
Income tax benefit	(127,058)	—	(219,832)	—
Net loss	$(5,172,277)	$(2,684,520)	$(7,750,241)	$(4,654,212)
Net loss per share:
Basic and diluted	$(0.37)	$(0.24)	$(0.56)	$(0.49)
Weighted-average common shares outstanding:
Basic and diluted	13,894,119	11,361,025	13,885,923	9,491,797

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022:

	Class A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2022	—	$—	13,877,636	$138,776	$23,990,337	$(4,325,824)	$19,803,289
Issuance of common stock and warrants	—	—	1,531,192	15,000	894,770	—	$909,770
Stock-based compensation	—	—	—	—	708,540	—	708,540
Net loss	—	—	—	—	—	(5,172,277)	(5,172,277)
Balance, June 30, 2022	—	$—	15,408,828	$153,776	$25,593,647	$(9,498,101)	$16,249,322

\	Class A		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	13,877,636	$138,776	$23,319,499	$(1,747,860)	$21,710,415
Issuance of common stock and warrants	—	—	1,531,192	15,000	894,770	—	$909,770
Stock-based compensation	—	—	—	—	1,379,378	—	1,379,378
Net loss	—	—	—	—	—	(7,750,241)	(7,750,241)
Balance, June 30, 2022	—	$—	15,408,828	$153,776	$25,593,647	$(9,498,101)	$16,249,322

THREE AND SIX MONTHS ENDED JUNE 30, 2021:

	Class A		Common Stock		Additional Paid-in	Accumulated	Total Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2021	13,154,636	$15,824,330	—	—	—	$(10,193,099)	$5,631,231
Issuance of equity units	274,314	924,438	—	—	—	—	924,438
Net loss	—	—	—	—	—	(2,684,520)	(2,684,520)
Balance, June 30, 2021	13,428,950	$16,748,768	—	—	—	$(12,877,619)	$3,871,149

	Class A		Common Stock		Additional Paid-in	Accumulated	Total Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	8,081,578	$10,751,274	—	—	—	$(8,223,407)	$2,527,867
Issuance of equity units	5,347,372	5,997,494	—	—	—	—	5,997,494
Net loss	—	—	—	—	—	(4,654,212)	(4,654,212)
Balance, June 30, 2021	13,428,950	$16,748,768	—	—	—	$(12,877,619)	$3,871,149

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,750,241)	$(4,654,212)
Adjustments to reconcile net loss to net cash flows used in operating activities
Offering costs associated with warrant liability	1,326,212	—
Change in fair value of warrant liability	650,000	—
Deferred tax benefit	(219,832)	—
Depreciation	72,047	7,976
Equity-based compensation	1,379,378	924,438
Changes in operating assets and liabilities:
Accounts receivable	149,009	—
Inventories	(358,755)	(205,965)
Other current and non-current assets	596,390	(177,350)
Accounts payable	(239,431)	249,176
Accrued expenses and other liabilities	82,517	(94,747)
Net cash flows used in operating activities	(4,312,706)	(3,950,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(154,065)	(1,785,517)
Net cash flows used in investing activities	(154,065)	(1,785,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	15,000,000	5,173,599
Payment of issuance costs	(999,449)	—
Net cash flows provided by financing activities	14,000,551	5,173,599
Net (decrease)/increase in cash	9,533,780	(562,602)
Cash, beginning of period	19,629,649	2,333,117
Cash, end of period	$29,163,429	$1,770,515
Supplemental schedule of non-cash activities:
Purchases of property and equipment in accounts payable	$—	$46,716
Offering costs in private placement	$422,000	$—

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Description of Business

Description of Business

AeroClean Technologies, Inc. (“AeroClean” or the “Company”) was initially formed as CleanCo Bioscience Group LLC (“CBG”) in the State of Florida on September 2, 2011. Subsequent to its formation, CBG established a team of scientists, engineers and medical experts to provide solutions for the challenges posed by harmful airborne pathogens and resultant hospital acquired infections. On September 15, 2020, CBG converted into AeroClean Technologies, LLC as a Delaware limited liability company. On November 23, 2021, AeroClean Technologies, LLC incorporated in the state of Delaware as AeroClean Technologies, Inc. See Note 3,  Initial Public Offering for a discussion of the Company’s initial public offering (the “IPO”). The Company is headquartered in Palm Beach Gardens, Florida. AeroClean is an interior space air purification technology company with an immediate objective of initiating full-scale commercialization of its high-performance interior air sterilization and disinfection products for the eradication of coronavirus and other harmful airborne pathogens. AeroClean was established to develop technology-driven, medical-grade air purification solutions for hospitals and other healthcare settings.

Liquidity and Capital Resources

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 40, Presentation of Financial Statements — Going Concern (ASC 205 40), require management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company incurred a net loss of $7,750,241 during the six months ended June 30, 2022 and had an accumulated deficit of $9,498,101 at June 30, 2022. The Company’s net cash used in operating activities was $4,312,706 for the six months ended June 30, 2022. For the six months ended June 30, 2021, the Company incurred a net loss of $4,654,212, and net cash used in operating activities was $3,950,684. The Company is an early-stage company and has begun generating revenues through the commercial production and sale of its Pūrgo air purification device. The Company first shipped units to customers in July 2021 and generated cumulative revenues of $694,163 through June 30, 2022.

The Company’s ability to fund its operations is dependent upon management’s plans, which include generating sufficient revenues and controlling the Company’s expenses. A failure to generate sufficient revenues or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. On November 29, 2021, the Company completed the IPO resulting in aggregate gross proceeds of $25,140,000 and net proceeds of $21,640,000 after deducting underwriting fees and closing costs of approximately $3,500,000. Additionally, on June 29, 2022, the Company completed a private placement in connection with a securities purchase agreement dated June 26, 2022 (the “Private Placement”). In the Private Placement, the Company received gross proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of common stock and (ii) a warrant to purchase up to 1,500,000 shares of common stock (the “Warrant”). See Note 10, Stockholders’ Equity. The accumulated deficit from the inception of the Company through June 30, 2022 is substantially less than the amounts raised through the Initial Public Offering and Private Placement. Further, the Company’s investment into research and development, engineering and other product development costs has been decreasing following the product launch, and as discussed, the Company is now generating revenues and margins from the sale of its Pūrgo device. Operating costs associated with revenue generation can also be managed as the Company increases revenues.

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

During the year ended December 31, 2021, the Company did not experience any significant adverse impact on its operations as a result of the COVID-19 pandemic. However, across many industries, including the Company’s, COVID-19 - among other factors - has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source, and when available, may be subject to substantially longer lead times and higher costs than historically applicable. While the Company's manufacturing run rate is not currently being impacted, past shortages have impacted the Company’s ability to manufacture units and likely the run rates the Company expects to achieve for the remainder of this fiscal year. The Company does have line of sight to improvement on some long lead-time board and electronics components in the second half of 2022 but cannot predict the ever-changing global logistics and supply chain environment.

The Company continues to actively monitor the situation and may take further actions that impact operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, suppliers and stockholders. As of the date these financial statements were issued, the pandemic presents uncertainty and risk as the Company cannot reasonably determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic and the evolving strains of COVID-19 will have on its business, results of operations, liquidity or capital resources.

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

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption from new or revised accounting standards and, therefore, the Company’s financial statements may not be comparable to the financial statements of other companies that comply with the new or revised accounting pronouncements as of the public company effective dates.

The Company has reviewed recent accounting pronouncements and, with the exception of the below, concluded that they are either not applicable to its business, or no material effect is expected on the condensed financial statements as a result of future adoption.

2.Summary of Significant Accounting Policies (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. The guidance under Topic 842 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Earlier adoption is permitted. The Company only has one operating lease in place as of June 30, 2022 related to its warehouse, distribution facility and corporate headquarters for a 10-year term. The Company’s remaining lease payments of approximately 2,540,000 will be discounted to record its lease liability using its incremental borrowing rate and to record the corresponding right of use asset.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The balance sheet as of December 31, 2021 has been derived from audited financial statements at such date. All adjustments that, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown have been reflected in these unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full 2022 fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Significant estimates in these unaudited condensed financial statements include those related to the fair value of equity-based compensation, warrants, revenue recognition, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty  involved in making estimates, actual results could differ  materially from those estimates.

2.Summary of Significant Accounting Policies (Continued)

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

Income Taxes

Prior to the IPO, the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, no provision for income taxes had been included in the financial statements since taxable income or loss was allocated to members, who were responsible for any taxes thereon, in accordance with the provisions of the  Company’s operating agreement.

On November 23, 2021, in conjunction with the IPO, the Company incorporated in the State of Delaware. The Company recognizes and measures its unrecognized tax benefit in accordance with FASB ASC 740, Income Taxes. The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period, including the technical merits of those positions. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. At June 30, 2022 and December 31, 2021, the Company did not identify any uncertain tax positions taken or expected to be taken in an income tax return that would require adjustment to, or disclosure in, its financial statements.

Research & Development Expenses

Research and development expenses are expensed as incurred and consist principally of contract labor and third-party engineering, product development and testing costs related to the development of medical grade air purification devices and related components as well as concepts for future product development.

Share-based Payments

The Company accounts for share-based payments to employees and non-employees in accordance with the provisions of FASB ASC 718, Compensation — Stock Compensation (“ASC 718”). Under ASC 718, the Company measures the share-based compensation cost on the date of grant, based on the fair value of the award, and expense is recognized over the requisite service period. Compensation cost recognized during the six months ended June 30, 2022 related to grants of restricted stock units.

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

2.Summary of Significant Accounting Policies (Continued)

Inventories

The Company values inventories at the lower of cost or net realizable value using the first-in, first-out or weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventories on hand at June 30, 2022 and December 31, 2021 consisted primarily of spare parts and finished goods.

Fair Value of Financial Instruments

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

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.
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

At June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their respective fair value due to the short-term nature of these instruments.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Warrant, which is considered a Level 3 fair value measurement. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our Black-Scholes pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liability which could also result in material non-cash gain or loss being reported in our statement of operations. The warrant liability measured at fair value was $14,645,000 at June 30, 2022. The warrant liability was not outstanding at December 31, 2021.

Derivative Instruments

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Warrant issued in connection with the private placement offering completed on June 29, 2022 was accounted for as a liability as the warrant liability is re-measured at each balance sheet date until its exercise or expiration, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrant liability was $13,995,000 and $14,645,000 at the initial measurement date of June 24, 2022 and at June 30, 2022, respectively. An amount of $650,000 resulting from increase in the fair value of the warrant liability was recorded in the statement of operations for the three and six months ended June 30, 2022.

2.Summary of Significant Accounting Policies (Continued)

The fair value of the Warrant was estimated using Black-Scholes pricing model based on the following assumptions:

	At June 24, 2022	At June 30, 2022
Stock price	$12.58	$13.10
Expiration term (in years)	5.26	5.24
Volatility	90.0%	90.0%
Risk-free Rate	3.20%	3.0%
Dividend yield	0.0%	0.0%

The private placement offering costs of $1,421,449 were allocated between warrants and the common stock based on the allocated proceeds. The offering costs allocated to the Warrants of $1,326,212 were immediately expensed and recorded as selling, general and administrative expense in the statement for operations for the quarter ended June 30, 2022.

3.Initial Public Offering

On November 29, 2021, the Company completed the Initial Public Offering of 2,514,000 shares of its common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000 after deducting underwriting fees of approximately $2,200,000  and other offering costs of approximately $1,300,000. The Company issued a purchase option to the underwriters (“Underwriter Option”) exercisable within five years of the IPO for 5.0% of the shares of common stock issued, or 125,700 shares of common stock, at an exercise price of $12.50 per share. On June 21, 2022, 31,192 shares of common stock were issued pursuant to the Underwriter Option. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “AERC.” In connection with the IPO, on November 23, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation (the “Corporate Conversion”) and changed its name to AeroClean Technologies, Inc. In connection with the Corporate Conversion, the 13,428,948 outstanding member units were converted into 11,363,636 shares of common stock at a conversion ratio of 0.8462. The Corporate Conversion has been adjusted retroactively for the purposes of calculating basic and diluted earnings per share. The Company’s certificate of incorporation authorizes the issuance of 110,000,000 shares of common stock and 11,000,000 shares of preferred stock.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted primarily of prepaid insurance premiums and amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed. Prepaid expenses and other current assets were $528,608 and $1,124,998 at June 30, 2022 and December 31, 2021, respectively.

5.Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$509,043	$475,767
Finished goods	495,654	170,175
Total inventories	$1,004,697	$645,942

6.Property and Equipment

Property and equipment consisted of the following:

	Useful Life	June 30,	December 31,
	(Years)	2022	2021
Leasehold improvements	Lesser of useful life or lease term	$847,217	$847,217
Machinery and tooling	7	1,270,652	1,123,391
Furniture and equipment	3 - 10	239,276	232,466
		2,357,145	2,203,074
Less accumulated depreciation		151,692	79,646
		$2,205,453	$2,123,428

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production method. Depreciation expense was $36,219 and $72,047 for the three and six months ended June 30, 2022, respectively. There was no depreciation expense for the three and six months ended June 30, 2021.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and June 30, 2022:

	June 30,	December 31,
	2022	2021
Accrued wages and bonus	$22,556	$408,418
Research and development	130,362	35,708
Accrued franchise taxes	372,002	—
Accrued offering costs and legal fees	439,527	29,512
Other accrued liabilities	123,955	110,247
Total accrued expenses and other current liabilities	$1,088,402	$583,885

8.	Commitments and Contingencies

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity controlled by the Company’s co-founder and Chairman of the Board. The leased premises consist of 20,000 square feet of office and warehouse space. The lease has a lease term of 10 years at an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis. As of June 30, 2022, the future minimum lease payments under this arrangement approximated $2,540,000.

Legal Proceedings – The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Company’s Board of Managers, for periods prior to the Corporate Conversion, and the Company’s Board of Directors (in either case, the “Board”), for periods following the Corporate Conversion. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to make each executive eligible to receive restricted stock units upon the conversion of the Company to a Delaware corporation. See Note 3, Initial Public Offering. Accordingly, the executives were granted an aggregate of 443,269 restricted stock units contemporaneously with the IPO.

8.	Commitments and Contingencies (Continued)

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

9. Related Party Transactions

The Company had an accounts receivable balance of $5,350 and $177,064 for units sold to related parties as of June 30, 2022 and December 31, 2021, respectively.

10.	Stockholders’ Equity

Long-term Incentive Plan

In conjunction with the IPO, on November 23, 2021, the Company adopted the Employee Stock Purchase Plan, the 2021 Incentive Award Plan (“Long-Term Incentive Plan” or “LTIP”) and the Non-Employee Directors Stock and Deferred Compensation Plan (collectively, the “Plans”). Accordingly, the Company reserved 1,802,273 shares, collectively, for issuance or sale under the Plans. The Company’s Board approved an amendment to the LTIP to increase the shares authorized to be issued by 1,500,000, and the evergreen set forth in the LTIP resulted in an increase of 277,552 shares.

The Company maintains an LTIP under which the Company’s Compensation Committee has the authority to grant stock options; stock appreciation rights; restricted stock; restricted stock units; performance stock; performance units; and other forms of equity-based or equity-related awards. Compensation cost is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Stock-based compensation expense was $670,838 and $1,379,378 for the three and six months ended June 30, 2022, respectively, and $0 and $924,438 for the three and six months ended June 30, 2021, respectively. On June 1, 2022 the Company granted 308,776 restricted stock units to members of management and 343,754 restricted stock units to members of the Board under the Incentive Award Plan. The total number of restricted stock units outstanding at June 30, 2022 is 1,278,758. Unrecognized compensation cost related to restricted stock awards made by the Company was $5,976,917 at June 30, 2022.

Members’ Units

Prior to the completion of the IPO (See Note 3, Initial Public Offering), the Board was authorized to issue Class A Units (the “Units”), which entitled unitholders to allocations of profits and losses and other items and distributions of cash and other property as was set forth in the Company’s operating agreement, as amended. The Board had the right at any time and from time to time to authorize and cause the Company to create and/or issue equity securities to any person, in which event, all units of a class, group or series would have been diluted in an equal manner as to the other units of such class, group or series, and the Board had the power to amend the operating agreement to allow for such additional issuances and dilution and to make any such other amendments necessary or desirable to reflect such issuances. The holder of each Unit had the right to one vote per Unit on all matters to be voted on by the Members.

During the three months ended March 31, 2021, the Company sold 5,073,056 Units to existing members resulting in gross proceeds of $5,073,056.

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

Private Placement

On June 29, 2022, the Company completed the private placement in connection with a securities purchase agreement dated June 26, 2022 (the “Private Placement”). In the Private Placement, the Company received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of common stock and (ii) a warrant to purchase up to 1,500,000 shares of common stock (the “Warrant”). The Warrant has an exercise price of $11.00 per share and is exercisable until 5:00 p.m. on July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,450, of which $1,326,212 was charged to expense and $95,237 was charged to additional paid-in capital.

10.	Stockholders’ Equity (Continued)

On July 21, 2022, the SEC declared effective the Company’s registration statement on Form S-1 relating to the resale of 3,000,000 shares of common stock held by the selling stockholder listed in the prospectus (including 1,500,000 shares of common stock issued in the Private Placement and 1,500,00 shares of common stock issuable upon the exercise of the outstanding warrant acquired in the Private Placement). The Company will not receive any proceeds in connection with the sale of common stock by the selling stockholder but will receive the exercise price of the warrant to the extent the warrant is exercised by the selling stockholder. In conjunction with Private Placement, the Company entered into a registration rights agreement whereby the Company is required to register for resale and maintain effectiveness of such registration statement to register the shares of common stock held by the selling stockholder. Pursuant to the registration rights agreement, the Company is liable for certain liquidated damages for failure to provide and maintain such registration rights. The Company’s registration statement was declared effected on July 21, 2022.

11.Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the year. Diluted net loss per common share reflects the potential dilution from assumed conversion of all dilutive securities such as unvested restricted stock units, the Underwriter Option and the Warrant using the treasury stock method. When the effects of the outstanding restricted stock units, the Underwriter Option and the Warrant are anti-dilutive, they are not included in the calculation of diluted net loss per common share.

The following table sets forth the computation of basic and diluted net loss per share for the six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net loss	$(5,172,277)	$(2,684,520)	$(7,750,241)	$(4,654,212)

Basic weighted average common shares	13,894,119	11,361,025	13,885,923	9,491,797
Diluted weighted average common shares	13,894,119	11,361,025	13,885,923	9,491,797

Basic net loss per common share	$(0.37)	$(0.24)	$(0.56)	$(0.49)
Diluted net loss per common share	$(0.37)	$(0.24)	$(0.56)	$(0.49)

12.Income Taxes

Income tax benefit was $127,058 and $0, and $219,832 and $0 for the three and six months ended June 30, 2022 and 2021, respectively, and was comprised primarily of a federal income tax benefit by applying the U.S. federal income tax rate of 21% to the loss before tax and adjusting for non-deductible expenses, tax credits generated, and utilization of net operating loss carryforwards.

On November 23, 2021, in conjunction with the IPO, the Company incorporated in the State of Delaware. Prior to the IPO, the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, no provision for income taxes had been included in the financial statements prior to the IPO. The Company expects to be in a net deferred tax asset position in the year ending December 31, 2022, which will be offset by a valuation allowance. Accordingly, a tax benefit is being realized to the extent of the net deferred tax liability that existed at December 31, 2021 based upon the estimated effective tax rate for the year ending December 31, 2022.

13.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has concluded there were no material subsequent events that required recognition or disclosure in the financial statements except as disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022 (our “Annual Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Quarterly Report. You should review the “Risk Factors” section of our Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We incorporate our proprietary, patented UV-C LED technology in equipment and devices to reduce the exposure of occupants of interior spaces to airborne particles and pathogens. These spaces include hospital and non-hospital healthcare facilities (such as outpatient chemotherapy and other infusion facilities and senior living centers and nursing homes), schools and universities, commercial properties and other indoor spaces.

In July 2021, we completed the development stage of our first device, the Pūrgo room air purification unit, including design and independent testing and certification, as well as the scale-up of manufacturing, and began commercial production and sales. Pūrgo’s launch also marks the debut of our go-to-market strategy for SteriDuct, our patented air purification technology. We intend to incorporate SteriDuct into a broad line of autonomous air treatment devices. In February 2022, we debuted a prototype of Pūrgo Lift, our air purification solution for elevators and other wall-mount applications, and since then, certain of our customers have been testing and evaluating Pūrgo Lift for future deployment in their facilities.

To support the transition to commercial operations, in July 2021, we also completed the build out of our corporate headquarters in Palm Beach Gardens, Florida, which includes our warehouse and distribution facility, as well as the site for our future service operations.

Our products are being designed and engineered to exceed the rigorous standards set by the U.S. Food and Drug Administration (the “FDA”) for Class II medical devices used for interior air sterilization and disinfection products. In June 2022, the FDA granted our Pūrgo technology 510(k) clearance for use in healthcare and other markets for which product performance to reduce the amount of certain airborne particles and infectious microbes in an indoor environment must be validated to specific standards. Our Pūrgo technology was tested and certified to meet such standards by independent laboratories. Regulatory clearances and independent certifications serve as important indications of product quality and performance that also influence decision-making by non-healthcare market equipment purchasers.

Pūrgo has been well-received by our customers. Our success depends to a large extent on our ability to increase sales of our Pūrgo device during 2022 and beyond.

We have incurred operating losses each year since our inception and have only begun to recognize revenue starting in July 2021. We incurred losses of approximately $7.8 million, $7.9 million and $3.3 million during the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of approximately $9.5 million as of June 30, 2022. As of June 30, 2022, the Company had aggregate cash balance of approximately $29.2 million. As part of our business strategy we continually evaluate a wide array of strategic opportunities, including the acquisition, disposition or licensing of intellectual property, mergers and acquisitions, joint ventures and other strategic transactions. In connection with these activities we may enter into non-binding letters of intent as we assess the commercial appeal of potential strategic transactions. We may seek to acquire technologies, product lines and companies that operate in businesses similar to our own or that are ancillary, complementary or adjacent to our own or in which we do not currently operate. Such businesses could operate in the air purification space or more generally in the health and wellness space or in other industries. We could also seek to merge with or into another company or sell all or substantially all of our assets to another company. Any transactions that we enter into could be material to our business, financial condition and operating results.

As part of this strategy, the Company has been in discussions with several acquisition candidates and may seek to effect transactions that the Company believes would substantially increase revenues, distribution and selling capability, and expand product lines, and, most importantly, add sensor and monitoring technology to enable the Company to effect its recurring revenue “Safe Air As a Service” model. The Company’s goal is to provide actionable data to clients through the internet of things (IOT) to enable clients to provide Indoor Air Quality (IAQ) as part of their Indoor Environmental Quality (IEQ) initiatives. The Company currently has no material agreements or arrangements with any of the several acquisition candidates and there can be no assurance that any of these acquisitions, or any others, will be consummated.

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

COVID-19 Pandemic

We continue to monitor the COVID-19 pandemic and its variants, including the emergence of variant strains, which continue to spread throughout the world and have adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. Across many industries, including our own, COVID-19 - among other factors - has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the word. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source, and when available, may be subject to substantially longer lead times and higher costs than historically applicable. While the Company’s manufacturing run rate is not currently being impacted, past shortages have impacted the Company’s ability to manufacture units and likely the run rates the Company expects to achieve for the remainder of this fiscal year. The Company does have line of sight to improvement on some long lead-time board and electronics components in the second half of 2022 but cannot predict the ever-changing global logistics and supply chain environment.

We continue to actively monitor the situation and may take further actions that impact operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and stockholders. As of the date of this Quarterly Report, the pandemic presents uncertainty and risk as we cannot reasonably determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic and the evolving strains of COVID-19 will have on our business, results of operations, liquidity or capital resources.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

Comparison of the Six Months and Three Months ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Product revenues	$70,918	$—	$70,918	$77,652	$—	$77,652
Cost of sales	36,126	—	36,126	39,891	—	39,891
Gross profit	34,792	—	34,792	37,761	—	37,761
Operating expenses:
Selling, general and administrative	4,105,066	1,613,608	2,491,458	6,247,290	1,993,610	4,253,680
Research and development	579,061	1,070,912	(491,851)	1,110,544	2,660,602	(1,550,058)
Total operating expenses	4,684,127	2,684,520	1,999,607	7,357,834	4,654,212	2,703,622
Loss from operations	(4,649,335)	(2,684,520)	(1,964,815)	(7,320,073)	(4,654,212)	(2,665,861)
Change in fair value of warrant liability	650,000	—	650,000	650,000	—	650,000
Loss before income tax benefit	(5,299,335)	(2,684,520)	(2,614,815)	(7,970,073)	(4,654,212)	(3,315,861)
Income tax benefit	(127,058)	—	(127,058)	(219,832)	—	(219,832)
Net loss	$(5,172,277)	$(2,684,520)	$(2,487,757)	$(7,750,241)	$(4,654,212)	$(3,096,029)

Revenues and Cost of Sales

The Company began the production and sale of its first commercial product, Pūrgo, in July 2021, and therefore, did not have any revenue in the prior year period. Revenues for the three and six months ended June 30, 2022 were $70,918 and $77,652, respectively. Sales increased for the quarter ended June 30, 2022 as the Company resumed production after pausing production while testing was being conducted in the quarter ended March 31, 2022, and the Company began to distribute its product within a number of new target segments including hospitality and leisure and commercial office space. Cost of sales increased in line with the increase in revenues as compared to the prior year period.

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

For the three months ended June 30, 2022 and 2021, we incurred $4,105,066 and $1,613,608, respectively, of SG&A expenses. We attribute the increase of $2,491,458 primarily to offering costs expensed in conjunction with the private placement (approximately $1,300,000) public company costs (an increase of approximately $1,000,000) and costs related to the development of Pūrgo Lift (an increase of approximately $150,000).

For the six months ended June 30, 2022 and 2021, we incurred $6,247,290 and $1,993,610, respectively, of SG&A expenses. We attribute the increase of $4,253,680 primarily to the offering costs associated with the private placement (approximately $1,300,000) and an increase in costs required to be a public company as well as a greater level of business activities being conducted in the six months ended June 30, 2022 as compared to the same period in 2021. Public company costs include: audit and legal fees; costs required to establish investor relations, financial reporting and public relations functions; increased insurance costs; public company filing and registration fees; and related costs. These public company costs drove an increase in SG&A of approximately $1,800,000 for the six months ended June 30, 2022 as compared to the prior year period. The balance of the increase was primarily due to an increase in stock-based compensation expense of approximately $500,000 and increased rent and personnel costs of approximately $550,000.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the three months ended June 30, 2022 and 2021, we incurred $579,061 and $1,070,912 respectively, in research and development costs. For the six months ended June 30, 2022 and 2021, we incurred $1,110,544 and $2,660,602 respectively, in research and development costs. Research and development expenses decreased by $491,851 and $1,550,058 for the three and six months ended June 30, 2022 as compared to the prior year period. Research and development activities were higher in the second quarter and first half of 2021 as compared to the current quarter and first half of 2022 due to product development, engineering, testing and regulatory costs incurred to prepare our Pūrgo device for launch in July 2021.

Change in Fair Value of Warrant Liability

The fair value of the warrant liability was an increase of $650,000 between the initial measurement date of June 24, 2022 and June 30, 2022. The non-cash loss of $650,000 resulting from increase in the fair value of the warrant liability was reported in our statement of operations for the three and six months ended June 30, 2022.

Net Losses

Our net losses were $5,172,277 and $2,684,520 for the three months ended June 30, 2022 and 2021, respectively. Our net losses were $7,750,241 and $4,654,212 for the six months ended June 30, 2022 and 2021, respectively. Losses increased in the second quarter and first half of 2022 as compared to the second quarter and first half of 2021 for the reasons set forth above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash of $29,163,429 compared to cash of $19,629,649 as of December 31, 2021. On November 29, 2021, we completed our initial public offering (the “IPO”) of 2,514,000 shares of our common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000, after deducting underwriting fees and closing costs of approximately $3,500,000.

The Company issued a purchase option to the underwriters (the “Underwriter Option”) exercisable within five years of the IPO for 5.0% of the shares of common stock issued, or 125,700 shares of common stock, at an exercise price of $12.50 per share. On June 21, 2022, 31,192 shares of common stock were issued pursuant to the Underwriter Option.

Prior to the IPO, AeroClean Technologies, LLC, our predecessor, funded its operations principally with approximately $15,000,000 in gross proceeds from the sale of Class A units. As of June 30, 2022, we had an accumulated deficit of $7,741,721. The Company’s net cash used in operating activities was $4,312,706 for the six months ended June 30, 2022 as compared to $3,950,684 used in operating activities for the prior year period.

On June 29, 2022, we completed a private placement  with a single institutional investor (the “Purchaser”) pursuant to which we received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of our common stock and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 1,500,00 shares of our common stock (the “Private Placement”). The Warrant has an exercise price of $11.00 and is exercisable until July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,450, of which $1,326,212 was charged to expense, and $95,237 was charged to additional paid-in capital.

The Purchaser has contractually agreed to restrict its ability to exercise the Warrant if the number of shares of common stock held by the Purchaser and its affiliates after such exercise would exceed 4.99% of the then issued and outstanding shares of the common stock. The Purchaser may increase or decrease this limitation upon notice to the Company, but in no event will any such limitation exceed 9.99%.

Pursuant to a registration rights agreement between us and the Purchaser, we filed a registration statement on Form S-1, which became effective on July 21, 2022, registering the offering and resale, from time to time, by the Purchaser of up to 3,000,000 shares of our common stock which includes 1,500,000 shares of our common stock issued in the Private Placement and 1,500,00 shares issuable upon the exercise of the Warrant acquired in the Private Placement.

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

On February 1, 2021, we entered into a lease with Garden Bio Science Partners, LLC, an entity controlled by the chair of our board of directors, with a term of ten years at an annual base rent of $260,000, subject to escalation of 2.5% on an annual basis. As of June 30, 2022, the future minimum lease payments under this arrangement approximated $2,540,000.

Based on our current financial resources, our expected revenues and our expected level of operating expenditures, we believe that we will be able to fund our projected operating requirements for at least the next 12 months from the date of issuance of this Quarterly Report.

Over the long-term, the Company will continue to have capital requirements, and expects to devote resources to grow its operations. Moreover, if the Company pursues an acquisition strategy, it may need to raise incremental capital in order to finance the purchase price to be paid to target stockholders. As a result of these funding requirements, we will likely need to obtain additional financing by engaging in debt and/or equity offerings or seeking additional borrowings. To the extent that we raise additional capital through the sale of convertible debt or equity securities, or pay for acquisitions in whole or in part with the issuance of equity securities (either as merger consideration or to finance the cash portion of merger consideration), the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The availability of debt financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) an exemption from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) an exemption from any requirement that may be adopted by the Public Company Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Registration Statement on Form S-1, filed with the SEC on July 11, 2022, as amended on July 20, 2022, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022, including the following factors:

●general economic conditions in the markets in which we operate;
●the impact of the COVID-19 pandemic and related prophylactic measures;
●expected timing of regulatory approvals and product launches;
●non-performance of third-party vendors and contractors;
●risks related to our ability to successfully sell our products and the market reception to and performance of our products;
●compliance with, and changes to, applicable laws and regulations;
●our limited operating history;
●our ability to manage growth;
●our ability to obtain additional financing when and if needed;
●our ability to expand  the Company’s product offerings;
●our ability to compete with others in our industry;
●our ability to protect our intellectual property;
●the ability of certain existing stockholders to determine the outcome of matters which require stockholder approval;
●our ability to retain the listing of our common stock on Nasdaq;
●our ability to defend against legal proceedings; and
●success in retaining or recruiting, or changes required in, our officers, key employees or directors.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, an evaluation was performed under the supervision of and with the participation of management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our financial statements as of December 31, 2021 and 2020 and for each of the years in the two-year period ended December 31, 2021 and 2020, and which we are currently remediating.

Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO and CFO, has concluded that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report in conformity with U.S. GAAP.

Prior to the completion of our IPO, the Company has had limited accounting personnel and other resources to address internal control over financial reporting. In connection with the audits of our financial statements as of December 31, 2021 and 2020 and for each of the years in the two-year period ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis.

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

The size and nature of the Company’s accounting function has made it difficult to segregate all conflicting duties and has also limited the ability of the Company  to perform timely reconciliations of accounts and reviews of the Company’s financial statements as well as other documentation required to timely and accurately account for significant transactions. In order to remediate the material weaknesses described above, we will need to hire additional accounting qualified personnel with appropriate knowledge and expertise in accounting and U.S. GAAP to assist us in timely maintaining support for our financial statements as well as to allow for appropriate segregation of duties. Management plans to increase the number of personnel dedicated to the accounting and reporting function and may, on an as needed basis, utilize experts in technical accounting matters to assist in the review and analysis of complex transactions. In light of the material weaknesses, management also performed additional procedures in connection with the preparation of our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, we expect to make changes to our internal control over financial reporting in the future to remediate the material weaknesses identified above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Except as noted below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.

We expect to incur future losses through at least the year ending December 31, 2022 and cannot be certain that our Company will become profitable.

We have incurred operating losses each year since our inception and have only begun to recognize revenue starting in July 2021. These losses are expected to continue through at least the year ending December 31, 2022, notwithstanding that we have begun to generate revenue, because we plan to continue to make significant investments to develop and market our products and to establish our consumables and service business. We cannot be certain that we will ever achieve or sustain profitability. If we continue to incur operating losses for a period longer than expected, or in an amount greater than expected, we may be unable to continue our operations.

We are subject to continuing regulation by the FDA, and if we fail to comply with regulations, including FDA and other state regulations, our business could suffer.

We and any contract manufacturers we engage with to produce our Pūrgo device are subject to FDA regulatory requirements, which include quality system regulations related to the manufacture of our devices, labeling regulations and medical device reporting (“MDR”) regulations. The MDR regulations require us to report to the FDA if we become aware of information that reasonably suggests the Pūrgo device may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device we market would likely cause or contribute to a death or serious injury if the malfunction were to recur. We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the Pūrgo device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) caused by the device that may present a risk to health, and maintain records of other corrections or removals.

The manufacturing process for a medical device like Pūrgo is subject to FDA regulations. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as FDA’s quality system regulations. Although our agreements with our contract manufacturers require them to perform according to FDA quality system requirements, any of our suppliers or manufacturers could fail to comply with such requirements or to perform their obligations to us in relation to quality or otherwise. Under these circumstances, we may choose or be forced to enter into an agreement with another third-party manufacturer, which we may not be able to do on reasonable terms, if at all. If we are required to change manufacturers for any reason, we must verify that the new manufacturer maintains facilities and procedures that comply with applicable quality standards and regulations. The delays associated with the qualification of a new contract manufacturer could negatively affect our ability to produce our products in a timely manner or within budget.

The FDA regulates promotion, advertising and claims made with respect to FDA-regulated medical devices, including Pūrgo. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

The FDA and state authorities have broad enforcement powers. We and our contract manufacturers are subject to ongoing inspection by regulatory authorities from time to time. Our or our contract manufacturer’s failure to comply with applicable regulatory requirements could result in enforcement actions by the FDA or state agencies, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	recall, termination of distribution, administrative detention, injunction or seizure of our Pūrgo device;
•	customer notifications or repair, replacement or refunds;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for modifications to the Pūrgo device;
•	withdrawing or suspending clearance that has already been granted;
•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•	criminal prosecution.

Any corrective action, whether voluntary or involuntary, as well as potentially defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

Digital marketing and social media efforts may expose us to additional regulatory scrutiny, including from the Federal Trade Commission (the “FTC”) and other consumer protection agencies and regulators.

In addition to the laws and regulations enforced by the FDA, advertising for various services and for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Our efforts to promote medical device products via social media initiatives may subject us to additional scrutiny of our practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for business services, consumer-directed products, and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues. The FDA oversees the advertising and promotional labeling for restricted medical devices and ensures, among other things, that there is effective communication of, and a fair and balanced presentation of, the risks and benefits of such high-risk medical devices.

Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including injunctions affecting the manner in which we would be able to market our products in the future, or criminal prosecution. We plan to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us could disrupt our business operations, cause damage to our reputation, and result in a material adverse effect on our business.

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to stockholders for approval.

The Company’s executive officers, directors and stockholders who owned 5% or more of our outstanding shares of common stock prior to the completion of our IPO currently beneficially own shares, in the aggregate, representing approximately 52.7% of the shares of our outstanding common stock as of July 1, 2022. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any charter amendment, merger, consolidation or sale of all or substantially all of our assets. These stockholders could cause the Company to take actions that these stockholders believe to be in their best interests but with which the remainder of our stockholders disagree. For example, they could cause the Company to enter into mergers with companies that operate in different businesses, or they could elect to cause the Company to sell all or substantially all of its assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

All of the Company’s stockholders who acquired their shares of common stock prior to our IPO, and all of the Company’s executive officers, directors and 5% shareholders, are subject to a lock-up which expires on November 29, 2022. The expiration of the lock-up, or any release of the lockup, which would result in some or all of these shares becoming eligible for future sale, may have an adverse effect on the market price of our shares.

In connection with the Company’s IPO, the Company’s officers, directors and pre-IPO shareholders entered into lock-up agreements in favor of the IPO underwriters in which they agreed (subject to certain exceptions) not to offer, sell or otherwise transfer any shares of common stock of the Company until the close of trading on November 29, 2022; provided, however, that our officers, directors and pre-IPO shareholders may be released from such lock-up agreements with the prior written consent of the IPO underwriters.

In addition, in connection with the Private Placement, the Company’s officers, directors and holders of more than 5% of our outstanding shares of common stock entered into lock-up agreements in favor of the placement agents for the Private Placement in which they agreed (subject to certain exceptions) that each will not for the period commencing on June 26, 2022 through the close of trading on November 29, 2022 offer or sell any shares of common stock of the Company or securities convertible into or exchangeable or exercisable for shares of common stock of the Company. Our officers, directors and 5% shareholders may be released from such lock-up agreements with the prior written consent of the placement agents for the Private Placement.

Any sale, or the prospect of any such sale, in the future of such shares could have an adverse effect on the future market price for our shares or on our ability to obtain future financing. Any of the foregoing may have a depressive effect on the price of our shares. Additionally, any release of these lock-up agreements or lock-up arrangements, or the prospect of any such release, may also place downward pressure on the price of our shares.

Business or economic disruptions could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing business regulations, including trade sanctions and tariffs or other global or regional occurrences.

For example, Russia’s invasion of Ukraine has prompted the U.S. and other countries to announce sanctions against Russia, which could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyberattacks against U.S. companies. The full effect of this military conflict and related sanctions on the global economy and our existing and prospective customers, and as a result, our business, remains uncertain.

While the onset of the COVID-19 global pandemic underscored the urgency of bringing to market air purification solutions to help protect front-line healthcare workers, patients and the general population, associated business shutdowns or disruptions could impair our ability to manufacture or sell our products, which would adversely affect our business, financial condition and results of operations.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we do not know whether additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, those securities may have rights, preferences or privileges senior to the rights of our existing preferred and common stock, and our existing stockholders will experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

In addition, inflation has increased as a result of, among other factors, supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines.  Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our ability to obtain, or the terms under which we can obtain, any potential additional funding. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2022, we completed a private placement  with a single institutional investor (the “Purchaser”) pursuant to which we received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of our common stock and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 1,500,00 shares of our common stock (the “Private Placement”). The Warrant has an exercise price of $11.00 and is exercisable until July 21, 2027.

The Purchaser has contractually agreed to restrict its ability to exercise the Warrant if the number of shares of common stock held by the Purchaser and its affiliates after such exercise would exceed 4.99% of the then issued and outstanding shares of the common stock. The Purchaser may increase or decrease this limitation upon notice to the Company, but in no event will any such limitation exceed 9.99%.

Pursuant to a registration rights agreement between us and the Purchaser, we filed a registration statement on Form S-1, which became effective on July 21, 2022, registering the offering and resale, from time to time, by the Purchaser of up to 3,000,000 shares of our common stock which includes 1,500,000 shares of our common stock issued in the Private Placement and 1,500,00 shares issuable upon the exercise of the Warrant acquired in the Private Placement.

The offer and sale of these securities was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2022).

10.1#	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2022).

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2022).

10.3	Form of Stockholders’ Letter Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	Taxonomy Extension Schema Document

101.CAL*	Taxonomy Extension Calculation Linkbase Document

101.DEF*	Taxonomy Extension Definition Linkbase Document

101.LAB*	Taxonomy Extension Label Linkbase Document

101.PRE*	Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
*	Filed herewith
**	Furnished herewith
#

The schedules and annexes (and similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCLEAN TECHNOLOGIES, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: August 15, 2022

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: August 15, 2022