Form 10-Q
period 2022-09-30
AeroClean Technologies, Inc.
filed 2022-11-14
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

The registrant has one class of common stock, $0.01 par value, of which 15,496,932 shares were outstanding as of November 10, 2022.

AEROCLEAN TECHNOLOGIES, INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash	$25,818,620	$19,629,649
Accounts receivable	11,894	177,064
Prepaid expenses and other current assets	285,318	1,124,998
Inventories	1,310,275	645,942
Total current assets	27,426,107	21,577,653
Property and equipment, net	2,164,759	2,123,428
Other assets	21,667	21,667
Total assets	$29,612,533	$23,722,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$854,295	$927,194
Accrued expenses and other current liabilities	1,835,057	583,885
Total current liabilities	2,689,352	1,511,079
Long-term liabilities:
Warrant liability	3,156,000	—
Deferred tax liability	74,573	501,254
Total liabilities	5,919,925	2,012,333
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preference Shares, $0.01 par value; 11,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 110,000,000 shares authorized; 15,408,828 and 13,877,636 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	153,776	138,776
Additional paid-in capital	26,387,440	23,319,499
Accumulated deficit	(2,848,608)	(1,747,860)
Total stockholders’ equity	23,692,608	21,710,415
Total liabilities and stockholders’ equity	$29,612,533	$23,722,748

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenues	$58,385	$261,299	$136,037	$261,299
Cost of sales	30,834	147,733	70,724	147,733
Gross profit	27,551	113,566	65,313	113,566
Operating expenses:
Selling, general and administrative	4,440,645	685,079	10,687,936	2,678,689
Research and development	633,262	956,499	1,743,806	3,617,101
Total operating expenses	5,073,907	1,641,578	12,431,742	6,295,790
Income (loss) from operations	(5,046,356)	(1,528,012)	(12,366,429)	(6,182,224)
Change in fair value of warrant liability	(11,489,000)	—	(10,839,000)	—
Income (loss) before income tax benefit	6,442,644	(1,528,012)	(1,527,429)	(6,182,224)
Income tax benefit	(206,849)	—	(426,681)	—
Net income (loss)	$6,649,493	$(1,528,012)	$(1,100,748)	$(6,182,224)

Net income (loss) per share - basic:	$0.43	$(0.13)	$(0.08)	$(0.61)
Weighted-average common shares outstanding - basic:	15,377,636	11,363,636	14,388,625	10,135,506

Net income (loss) per share - diluted:	$0.42	$(0.13)	$(0.08)	$(0.61)
Weighted-average common shares outstanding diluted:	15,767,353	11,363,636	14,388,625	10,135,506

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022:

	Class A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	—	$—	15,408,828	$153,776	$25,593,647	$(9,498,101)	$16,249,322
Stock-based compensation	—	—	—	—	793,793	—	793,793
Net income	—	—	—	—	—	6,649,493	6,649,493
Balance, September 30, 2022	—	$—	15,408,828	$153,776	$26,387,440	$(2,848,608)	$23,692,608

	Class A		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	13,877,636	$138,776	$23,319,499	$(1,747,860)	$21,710,415
Issuance of common stock and warrants	—	—	1,531,192	15,000	894,770	—	909,770
Stock-based compensation	—	—	—	—	2,173,171	—	2,173,171
Net loss	—	—	—	—	—	(1,100,748)	(1,100,748)
Balance, September 30, 2022	—	$—	15,408,828	$153,776	$26,387,440	$(2,848,608)	$23,692,608

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021:

	Class A		Common Stock		Additional Paid-In	Accumulated	Total Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	13,428,948	$16,748,768	—	$—	$—	$(12,877,619)	$3,871,149
Net loss	—	—	—	—	—	(1,528,012)	(1,528,012)
Balance, September 30, 2021	13,428,948	$16,748,768	—	$—	$—	$(14,405,631)	$2,343,137

	Class A		Common Stock		Additional Paid-In	Accumulated	Total Members’
	Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	8,081,578	$10,751,274	—	$—	$—	$(8,223,407)	$2,527,867
Issuance of equity units	5,347,370	5,997,494	—	—	—	—	5,997,494
Net loss	—	—	—	—	—	(6,182,224)	(6,182,224)
Balance, September 30, 2021	13,428,948	$16,748,768	—	$—	$—	$(14,405,631)	$2,343,137

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,100,748)	$(6,182,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with warrant liability	1,326,212	—
Change in fair value of warrant liability	(10,839,000)	—
Deferred tax benefit	(426,681)	—
Depreciation	115,299	43,818
Equity-based compensation	2,173,171	924,438
Changes in operating assets and liabilities:
Accounts receivable	165,170	(201,801)
Inventories	(664,333)	(247,041)
Other current and non-current assets	839,688	(791,808)
Accounts payable	(72,899)	390,948
Accrued expenses and other liabilities	1,251,172	539,572
Net cash used in operating activities	(7,232,949)	(5,524,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,631)	(1,826,838)
Net cash used in investing activities	(156,631)	(1,826,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	15,000,000	5,173,599
Payment of issuance costs	(1,421,449)	—
Proceeds from loan from related party	—	500,000
Net cash provided by financing activities	13,578,551	5,673,599

Net increase/(decrease) in cash	6,188,971	(1,677,337)
Cash, beginning of period	19,629,649	2,333,117
Cash, end of period	$25,818,620	$655,780

Supplemental schedule of non-cash activities:
Purchases of property and equipment in accounts payable	$—	$46,716

See accompanying notes to unaudited condensed financial statements.

AEROCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Description of Business

Description of Business

AeroClean Technologies, Inc. (“AeroClean” or the “Company”) was initially formed as CleanCo Bioscience Group LLC (“CBG”) in the State of Florida on September 2, 2011. Subsequent to its formation, CBG established a team of scientists, engineers and medical experts to provide solutions for the challenges posed by harmful airborne pathogens and resultant hospital acquired infections. On September 15, 2020, CBG converted into AeroClean Technologies, LLC as a Delaware limited liability company. On November 23, 2021, AeroClean Technologies, LLC incorporated in the state of Delaware as AeroClean Technologies, Inc. See Note 4, Initial Public Offering for a discussion of the Company’s initial public offering (the “IPO”). The Company is headquartered in Palm Beach Gardens, Florida. AeroClean is an interior space air purification technology company with an immediate objective of initiating full-scale commercialization of its high-performance interior air sterilization and disinfection products for the eradication of coronavirus and other harmful airborne pathogens. AeroClean was established to develop technology-driven, medical-grade air purification solutions for hospitals and other healthcare settings.

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

The Company incurred net income of $6,649,493 and a net loss of $1,100,748 during the three and nine months ended September 30, 2022 and had an accumulated deficit of $2,848,608 at September 30, 2022. The Company’s net cash used in operating activities was $7,232,949 for the nine months ended September 30, 2022. The Company is an early-stage company and has begun generating revenues through the commercial production and sale of its Pūrgo air purification device. The Company first shipped units to customers in July 2021 and generated cumulative revenues of $752,548 through September 30, 2022.

The Company’s ability to fund its operations is dependent upon management’s plans, which include generating sufficient revenues and controlling the Company’s expenses. A failure to generate sufficient revenues or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives. On November 29, 2021, the Company completed its IPO resulting in aggregate gross proceeds of $25,140,000 and net proceeds of $21,640,000 after deducting underwriting fees and closing costs of approximately $3,500,000. Additionally, on June 29, 2022, the Company completed a private placement in connection with a securities purchase agreement dated June 26, 2022 (the “Private Placement”). In the Private Placement, the Company received gross proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of common stock and (ii) a warrant to purchase up to 1,500,000 shares of common stock (the “Warrant”). See Note 11, Stockholders’ Equity. The accumulated deficit from the inception of the Company through September 30, 2022 is substantially less than the amounts raised through its IPO and the Private Placement. Further, the Company’s investment into research and development, engineering and other product development costs has been decreasing following the product launch, and as discussed, the Company is now generating revenues and margins from the sale of its Pūrgo device. Operating costs associated with revenue generation can also be managed as the Company increases revenues.

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

During the nine months ended September 30, 2022, the Company did not experience any significant adverse impact on its operations as a result of the COVID-19 pandemic. However, across many industries, including the Company’s, COVID-19 - among other factors - has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source, and, when available, may be subject to substantially longer lead times and higher costs than historically applicable. While the Company's manufacturing run rate is not currently being impacted, past shortages have impacted the Company’s ability to manufacture units.

The Company continues to actively monitor the situation and may take further actions that impact operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, suppliers and stockholders. As of the date these unaudited condensed financial statements were issued, the pandemic presents uncertainty and risk as the Company cannot reasonably determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic and the evolving strains of COVID-19 will have on its business, results of operations, liquidity or capital resources.

2.Summary of Significant Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022, except as noted below.

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

The Company has reviewed recent accounting pronouncements and, with the exception of the below, concluded that they are either not applicable to its business, or no material effect is expected on the unaudited condensed financial statements as a result of future adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, the FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, the FASB deferred the effective date by an additional year. The guidance under Topic 842 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Earlier adoption is permitted. The Company only has one operating lease in place as of September 30, 2022 related to its warehouse, distribution facility and corporate headquarters for a 10-year term. The Company’s remaining lease payments of approximately $2,475,000 will be discounted to record its lease liability using its incremental borrowing rate and to record the corresponding right of use asset.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The balance sheet as of December 31, 2021 has been derived from audited financial statements at such date. All adjustments that, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown have been reflected in these unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full 2022 fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2021, contained in the 2021 Form 10-K.

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

The Company recognized revenue of $58,385 and $136,037 in the three and nine months ended September 30, 2022 respectively. The Company recognized revenue of $261,299 in the three and nine months ended September 30, 2021 as the Company sold its first units to customers in July 2021.

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

On November 23, 2021, in conjunction with the IPO, the Company incorporated in the State of Delaware. The Company recognizes and measures its unrecognized tax benefit in accordance with FASB ASC 740, Income Taxes. The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period, including the technical merits of those positions. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. At September 30, 2022 and December 31, 2021, the Company did not identify any uncertain tax positions taken or expected to be taken in an income tax return that would require adjustment to, or disclosure in, its financial statements.

Research & Development Expenses

Research and development expenses are expensed as incurred and consist principally of contract labor and third-party engineering, product development and testing costs related to the development of medical grade air purification devices and related components as well as concepts for future product development.

Stock-Based Compensation

The Company accounts for share-based payments to employees and non-employees in accordance with the provisions of FASB ASC 718, Compensation — Stock Compensation (“ASC 718”). Under ASC 718, the Company measures the share-based compensation cost on the date of grant, based on the fair value of the award, and expense is recognized over the requisite service period. Compensation cost recognized during the three and nine months ended September 30, 2022 related to grants of restricted stock units.

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

2.Summary of Significant Accounting Policies (Continued)

Inventories

The Company values inventories at the lower of cost or net realizable value using the first-in, first-out or weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventories on hand at September 30, 2022 and December 31, 2021 consisted primarily of spare parts and finished goods.

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

At September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their respective fair value due to the short-term nature of these instruments.

Derivative Instrument

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

3.Financial Instruments Fair Value Measurements

The Warrant issued in connection with the Private Placement was accounted for as a liability and accordingly the warrant liability is re-measured at each balance sheet date until its exercise or expiration, and any change in fair value is recognized in the Company’s condensed statement of operations. The fair value of the warrant liability was $13,995,000 and $3,156,000 at the initial measurement date of June 24, 2022 and at September 30, 2022, respectively. A gain of $11,489,000 and $10,839,000 was recorded in the unaudited condensed statement of operations for the three and nine months ended September 30, 2022, respectively, resulting from a decrease in the fair value of the warrant liability.

3.Financial Instruments Fair Value Measurements (Continued)

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the Warrant, which is considered a Level 3 fair value measurement. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in the Company’s Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liability which could also result in material non-cash gain or loss being reported in the accompanying unaudited condensed statements of operations. The warrant liability measured at fair value was $3,156,000 at September 30, 2022. The warrant liability was not outstanding at December 31, 2021.

The fair value of the Warrant was estimated using a Black-Scholes pricing model based on the following assumptions:

At September 30, 2022
Stock price	$2.89
Expiration term (in years)	4.99
Volatility	125.0%
Risk-free rate	4.1%
Dividend yield	0.0%

The Private Placement offering costs of $1,421,449 were allocated between the Warrants and the common stock based on the allocated proceeds consistent with the allocation of the gross proceeds (see note 11). The offering costs allocated to the Warrants of $1,326,212 were immediately expensed and recorded as selling, general and administrative expense in the accompanying unaudited condensed statements of operations on June 24, 2022.

4.Initial Public Offering

On November 29, 2021, the Company completed its IPO of 2,514,000 shares of its common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000 after deducting underwriting fees of approximately $2,200,000 and other offering costs of approximately $1,300,000. The Company issued a purchase option to the underwriters (the “Underwriter Option”) exercisable within five years of its IPO for 5.0% of the shares of common stock issued, or 125,700 shares of common stock, at an exercise price of $12.50 per share. On June 21, 2022, 31,192 shares of common stock were issued pursuant to the Underwriter Option. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “AERC.” In connection with its IPO, on November 23, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation (the “Corporate Conversion”) and changed its name to AeroClean Technologies, Inc. In connection with the Corporate Conversion, the 13,428,948 outstanding member units were converted into 11,363,636 shares of common stock at a conversion ratio of 0.8462. The Corporate Conversion has been adjusted retroactively for the purposes of calculating basic and diluted earnings per share. The Company’s certificate of incorporation authorizes the issuance of 110,000,000 shares of common stock and 11,000,000 shares of preferred stock.

5.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted primarily of prepaid insurance premiums and amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed. Prepaid expenses and other current assets were $285,318 and $1,124,998 at September 30, 2022 and December 31, 2021, respectively.

6.Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$641,499	$475,767
Finished goods	668,776	170,175
Total inventories	$1,310,275	$645,942

7.Property and Equipment

Property and equipment consisted of the following:

	Useful Life	September 30,	December 31,
	(Years)	2022	2021
Leasehold improvements	Lesser of useful life or lease term	$847,217	$847,217
Machinery and tooling	7	1,270,652	1,123,391
Furniture and equipment	3 - 10	241,835	232,466
		2,359,704	2,203,074
Less: accumulated depreciation		194,945	79,646
		$2,164,759	$2,123,428

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production method. Depreciation expense was $43,252 and $115,299 and $35,842 and $43,818 for the three and nine months ended September 30, 2022 and 2021, respectively.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and September 30, 2022:

	September 30,	December 31,
	2022	2021
Accrued wages and bonus	$52,998	$408,418
Research and development	122,233	35,708
Accrued legal fees	1,505,253	29,512
Other accrued liabilities	154,573	110,247
Total accrued expenses and other current liabilities	$1,835,057	$583,885

9.	Commitments and Contingencies

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity controlled by the Company’s co-founder and Chairman of the Company’s Board of Directors (the “Board”) . The leased premises consist of 20,000 square feet of office and warehouse space. The lease has a lease term of 10 years at an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis. As of September 30, 2022, the future minimum lease payments under this arrangement approximated $2,475,000.

Legal Proceedings – From time to time, the Company is subject to legal proceedings in the normal course of operating its business. The outcome of litigation, regardless of the merits, is inherently uncertain. In August 2022, the Company received notice of a complaint filed in the U.S. District Court for the Southern District of New York, by Sterilumen, Inc. (“Sterilumen”), a wholly-owned subsidiary of Applied UV, Inc., in connection with the marketing and sale of the Company’s patented air purification products. In the complaint, the plaintiff alleges trademark infringement, violation of fair competition practices and damages to Sterilumen. Management believes that this lawsuit is without merit and intends to vigorously contest these allegations.  Management believes that the costs of defending these claims and any liability that could arise as a result of these allegations could have a material adverse effect on its business, financial condition, or results of operations. The Company has not established a contingency reserve related to this matter as potential losses, if any, from the outcome of this matter cannot be reasonably estimated.

9.	Commitments and Contingencies (Continued)

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Company’s Board of Managers, for periods prior to the Corporate Conversion, and the Company’s Board of Directors (in either case, the “Board”), for periods following the Corporate Conversion. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to make each executive eligible to receive restricted stock units upon the conversion of the Company to a Delaware corporation. See Note 4, Initial Public Offering. Accordingly, the executives were granted an aggregate of 443,269 restricted stock units contemporaneously with the IPO.

Guaranteed Payment – Effective August 10, 2022 the Company entered into a Sales Agency Agreement (the “Agency Agreement”) with a company to develop a market for its products in the United States for a period of one year with mutual option to renew annually for up to a term of five years. The Agency Agreement provides for payments on a monthly basis to the agent of an amount equal to the greater of the commissions earned and a guaranteed minimum ranging from $502,500 to $667,500. The Company expensed $165,000 during the three months ended September 30, 2022 in connection with the Agency Agreement.

The Company also had agreements in place with independent contractors whereby the Company was required to compensate the independent contractors fifty percent in cash and fifty percent in equity. The equity consideration was contingent upon future events, including the conversion to a Delaware corporation and a new round of equity financing from third party sources, which were not deemed to be probable at December 31, 2020. Subsequent to December 31, 2020, these agreements were amended so that the compensation will be in cash only for services provided subsequent to March 31, 2021. Effective April 1, 2021, the contractors were issued Class A Units to compensate them for the fifty percent equity portion of their consideration earned. See Note 11, Stockholders’ Equity.

10. Related Party Transactions

The Company recognized revenue of $0 and $10,000 for units sold to related parties during the three and nine months September 30, 2022, respectively. The Company had an accounts receivable balance of $0 and $63,290 for units sold to related parties as of September 30, 2022 and December 31, 2021, respectively.

11.	Stockholders’ Equity

Long-term Incentive Plan

In conjunction with its IPO, on November 23, 2021, the Company adopted the Employee Stock Purchase Plan, the 2021 Incentive Award Plan (the “Long-Term Incentive Plan” or the “LTIP”) and the Non-Employee Directors Stock and Deferred Compensation Plan (collectively, the “Plans”). Accordingly, the Company reserved 2,802,273 shares, collectively, for issuance or sale under the Plans. The Board approved an amendment to the LTIP to increase the shares authorized to be issued by 1,500,000, and the evergreen set forth in the LTIP resulted in an increase of 277,552 shares.

The Company’s Compensation Committee has the authority under the LTIP to grant stock options; stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other forms of equity-based or equity-related awards. Compensation cost is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

11.	Stockholders’ Equity (Continued)

Stock-based compensation expense was $793,793 and $2,173,171 for the three and nine months ended September 30, 2022, respectively, and $0 and $924,438 for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, the Company granted 352,426 restricted stock units to members of management and 343,754 restricted stock units to members of the Board under the LTIP. The total number of restricted stock units issued at September 30, 2022 was 1,359,448. Unrecognized compensation cost related to restricted stock awards issued by the Company was $5,401,374 at September 30, 2022.

Number of RSUs
Balance at December 31, 2021	626,268
Granted	733,180
Released	-
Cancelled	-
Balance at September 30, 2022	1,359,448

Members’ Units

Prior to the completion of the IPO (See Note 4, Initial Public Offering), the Board was authorized to issue Class A Units (the “Units”), which entitled unitholders to allocations of profits and losses and other items and distributions of cash and other property as was set forth in the Company’s operating agreement, as amended. The Board had the right at any time and from time to time to authorize and cause the Company to create and/or issue equity securities to any person, in which event, all units of a class, group or series would have been diluted in an equal manner as to the other units of such class, group or series, and the Board had the power to amend the operating agreement to allow for such additional issuances and dilution and to make any such other amendments necessary or desirable to reflect such issuances. The holder of each Unit had the right to one vote per Unit on all matters to be voted on by the Members.

During the three months ended March 31, 2021, the Company sold 5,073,056 Units to existing members resulting in gross proceeds of $5,073,056.

Effective April 1, 2021, the Board approved the issuance of an aggregate of 274,314 Units, of which 140,085 Units were issued to independent contractors and 134,229 Units were issued to Board members as compensation for services provided. Certain of the Units were issued to independent contractors as consideration for services pursuant to existing agreements, which provided for payment of fifty percent in cash and fifty percent in equity (See Note 9, Commitments and Contingencies). The subscription agreements issued to the contractors included a provision that no payments for services rendered after March 31, 2021 will be in the form of equity.

Private Placement

On June 29, 2022, the Company completed the private placement in connection with a securities purchase agreement dated June 26, 2022 (the “Private Placement”). In the Private Placement, the Company received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of common stock and (ii) a warrant to purchase up to 1,500,000 shares of common stock. The Warrant has an exercise price of $11.00 per share and is exercisable until July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,449.

As the Warrant was liability classified, the gross proceeds and issuance costs were allocated to the Warrant liability based on its fair value with the residual being allocated to the common stock, resulting in the allocation of gross proceeds of $13,995,000 and $1,005,000 to the Warrant liability and common stock, respectively, and issuance costs of $1,326,212 and $95,237 were charged to expense and additional paid in capital respectively.

On July 21, 2022, the Company’s registration statement on Form S-1 relating to the resale of 3,000,000 shares of common stock by the selling stockholder listed in the prospectus (including 1,500,000 shares of common stock issued in the Private Placement and 1,500,000 shares of common stock issuable upon the exercise of the outstanding Warrant acquired in the Private Placement) was declared effective by the SEC. The Company will not receive any proceeds in connection with the sale of common stock by the selling stockholder but will receive the exercise price of the Warrant to the extent the Warrant is exercised by the selling stockholder. In conjunction with the Private Placement, the Company entered into a registration rights agreement whereby the Company is required to register for resale and maintain the effectiveness of the registration statement which registers the resale of shares of common stock held by the selling stockholder. Pursuant to the registration rights agreement, the Company is liable for certain liquidated damages upon failure to comply with such registration rights.

12.Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the year. Diluted net income (loss) per common share reflects the potential dilution from the assumed conversion of all dilutive securities such as unvested restricted stock units, the Underwriter Option and the Warrant using the treasury stock method. When the effects of the outstanding unvested restricted stock units, the Underwriter Option and the Warrant are anti-dilutive, they are not included in the calculation of diluted net loss per common share.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$6,649,493	$(1,528,012)	$(1,100,748)	$(6,182,224)

Weighted average common shares - basic	15,767,636	11,363,636	14,388,625	10,135,506
Weighted average common shares - diluted	15,767,353	11,363,636	14,388,625	10,135,506

Net income (loss) per share - basic	$0.43	$(0.13)	$(0.08)	$(0.61)
Net income (loss) per share - diluted	$0.42	$(0.13)	$(0.08)	$(0.61)

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Outstanding Warrants	1,500,000	—	1,500,000	—
Restricted stock units, including market based RSUs			1,359,448	626,268
Total	1,500,000	—	2,859,448	626,268

13.Income Taxes

Income tax benefit was $206,849 and $0, and $426,681 and $0 for the three and nine months ended September 30, 2022 and 2021, respectively, and was comprised primarily of a federal income tax benefit by applying the U.S. federal income tax rate of 21% to the gain (loss) before tax and adjusting for non-deductible expenses, tax credits generated and utilization of net operating loss carryforwards.

On November 23, 2021, in conjunction with its IPO, the Company incorporated in the State of Delaware. Prior to its IPO, the Company was a limited liability company and was treated as a partnership for federal and state income tax purposes. Therefore, no provision for income taxes had been included in the financial statements prior to its IPO. The Company expects to be in a net deferred tax asset position in the year ending December 31, 2022, which will be offset by a valuation allowance. Accordingly, a tax benefit is being realized to the extent of the net deferred tax liability that existed at December 31, 2021 based upon the estimated effective tax rate for the year ending December 31, 2022.

14.	Subsequent Events.

Proposed Business Combination

On October 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Air King Merger Sub Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), and Molekule, Inc., a Delaware corporation (“Molekule”), providing for, among other things, and subject to the terms and conditions therein, an all-stock merger transaction pursuant to which Merger Sub will merge with and into Molekule, with Molekule continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the outstanding shares of Molekule common stock, par value $0.0001, that are issued and outstanding immediately prior to the effective time of the Merger (the “Molekule Common Stock”) (including shares of Molekule Common Stock resulting from the conversion of Molekule’s preferred stock), will be converted automatically into, and the holders of such shares of Molekule Common Stock will be entitled to receive (the “Merger Consideration”), by virtue of the Merger and upon the terms and subject to the conditions set forth in the Merger Agreement, 15,071,322 fully paid and nonassessable shares of AeroClean common stock, par value $0.01 per share (the “AeroClean Common Stock”), which will result in the Molekule stockholders in the aggregate holding, together with certain holders of restricted stock units to be issued by AeroClean pursuant to AeroClean’s 2021 Incentive Award Plan as soon as practicable following the Effective Time (the “Closing Date Vested RSUs”), 49.5% of the Outstanding Shares (as defined in the Merger Agreement). The preliminary purchase price consideration consists of equity consideration in the form of shares of AeroClean Common Stock issued to Molekule’s stockholders with a preliminary estimate of $52,749,627 and 381,761 shares of AeroClean Common Stock that will be deemed issued and outstanding as they will have vested prior to or on the Closing Date (as defined in the Merger Agreement) for total purchase consideration of $54,085,791 assuming a share price of $3.50. The Company has estimated total transaction costs to be approximately $5,000,000.

At the Effective Time, each Molekule Preferred Stock Warrant will, by virtue of the Merger and without further action on the part of the holder thereof, be cancelled and converted into the right to receive, for each share of Molekule Common Stock issuable upon conversion of any Molekule Preferred Stock issuable upon exercise of any Molekule Preferred Stock Warrant, a portion of the Merger Consideration equal to (i) the Merger Consideration that would have been payable pursuant to the Merger Agreement in respect of such share had such Molekule Preferred Stock Warrant been exercised immediately prior to the Effective Time, less (ii) the exercise price with respect to such Molekule Preferred Stock Warrant (the resultant aggregate Merger Consideration due to a holder of a Molekule Preferred Stock Warrant, the “Warrant Merger Consideration”). Each Molekule Warrant issued and outstanding as of the Effective Time that is not a Molekule Preferred Stock Warrant will automatically and without further action by any party be cancelled and terminated for no consideration or payment immediately prior to the Effective Time. The Warrant Merger Consideration will be calculated in accordance with the terms of the applicable Molekule Preferred Stock Warrant.

At the Effective Time, each outstanding option to acquire Molekule Common Stock will be cancelled and terminated for no consideration. Any shares of Molekule Common Stock that remain available for issuance pursuant to Molekule’s 2015 stock plan (the “Residual Shares”) will be converted at the Effective Time into the number of shares of AeroClean Common Stock equal to the product of the number of such Residual Shares and the exchange ratio determined in accordance with the Merger Agreement (the “Assumed Shares”). At the Effective Time, AeroClean will assume the Molekule 2015 stock plan with the result that AeroClean may issue the Assumed Shares after the Effective Time pursuant to the settlement of any equity awards granted under the 2015 stock plan, AeroClean’s 2021 Incentive Award Plan or any other AeroClean equity plan. As soon as reasonably practicable following the Effective Time, AeroClean will grant awards of restricted stock units to specified Molekule employees who continue in service.

Consummation of the Merger is subject to customary closing conditions, including the following: (i) no governmental authority shall have enacted, issued, promulgated, enforced or entered any governmental order which is in effect and has the effect of making the transactions illegal, and no law shall have been enacted, issued, promulgated, enforced or entered by any governmental authority that, in any case, prohibits or makes illegal the Merger and related transactions contemplated under the Merger Agreement (the “Transactions”); (ii) the AeroClean stockholder approval must remain valid and binding; (iii) the Molekule stockholder approval of the Transactions shall have been obtained (including approval by the holders of (a) a majority of the shares of Molekule Series 1 Preferred Stock and (b) a majority of the shares of Molekule common stock and Molekule Series 1 Preferred Stock on a converted basis voting together as a single class); the Registration Statement on Form S-4 shall have become effective and be in effect; (v) the information statement contained in the Registration Statement shall have been disseminated to AeroClean stockholders at least twenty (20) calendar days prior to the Closing; and (vi) the AeroClean common stock to be issued in connection with the Transactions shall have been approved for listing on the Nasdaq Capital Market, subject only to official notice of issuance thereof. The Company expects to close the Merger in the first half of 2023.

Acquisition of GSI Technology

On October 1, 2022, the Company acquired GSI Technology, a company focused on deploying an analytics-based approach to indoor air quality by monitoring real-time air quality and work safety conditions in an innovative, integrated dashboard offering air quality, human capital and security for a purchase consideration of $350,000 in cash and 88,104 of shares of AeroClean common stock, or $276,647 based on the fair value at close. The transaction costs incurred in connection with this acquisition amounted to $87,865 and are included in the selling, general and administrative expenses. The valuation of the acquired assets and liabilities assumed is not complete, as of the date of issuance of these financial statements and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022 (our “Annual Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Quarterly Report. You should review the “Risk Factors” section of our Annual Report and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022, as well as under the caption “Risk Factors” in our Form S-1 filed with the SEC on July 11, 2022, as amended on July 20, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

On October 3, 2022, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among AeroClean, Air King Merger Sub Inc., a Delaware corporation and direct wholly-owned subsidiary of AeroClean (“Merger Sub”), and Molekule, Inc., a Delaware corporation (“Molekule”), pursuant to which Merger Sub will merge with and into Molekule, in an all-stock merger transaction with Molekule continuing as the surviving entity and a wholly-owned subsidiary of AeroClean (the “Merger”). The transaction is summarized in Note 14 of our notes to the condensed financial statements (unaudited).

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

We have incurred operating losses each year since our inception and have only begun to recognize revenue starting in July 2021. We incurred losses of approximately $1.1 million and $7.9 million during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, and had an accumulated deficit of approximately $2.8 million as of September 30, 2022. As of September 30, 2022, we had an aggregate cash balance of approximately $25.8 million. As part of our business strategy, we continually evaluate a wide array of strategic opportunities, including the acquisition, disposition or licensing of intellectual property, mergers and acquisitions, joint ventures and other strategic transactions. In connection with these activities, we may enter into non-binding letters of intent as we assess the commercial appeal of potential strategic transactions. We may seek to acquire technologies, product lines and companies that operate in businesses similar to our own or that are ancillary, complementary or adjacent to our own or in which we do not currently operate. Such businesses could operate in the air purification space or more generally in the health and wellness space or in other industries. We could also seek to merge with or into another company or sell all or substantially all of our assets to another company. Any transactions that we enter into could be material to our business, financial condition and operating results.

As part of this strategy, the Company has been in discussions with several acquisition candidates and may seek to effect transactions that the Company believes would substantially increase revenues, distribution and selling capability, and expand product lines, and, most importantly, add sensor and monitoring technology to enable the Company to effect its recurring revenue “Safe Air As a Service” model. The Company’s goal is to provide actionable data to clients through the internet of things (IoT) to enable clients to provide Indoor Air Quality (“IAQ”) as part of their Indoor Environmental Quality (“IEQ”) initiatives. The Company’s recently closed acquisition of GSI Technologies and recently announced merger with Molekule are in alignment with the Company’s strategy to increase its scale and add complementary products and services. While the Company continues to evaluate additional opportunities, there can be no assurance that these will be consummated.

Please see related risks described under the captions “We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to stockholders and otherwise disrupt our operations, and adversely affect our business, financial condition and results of operations” and “Our executive officers, directors and principal stockholders have the ability to control all matters submitted to stockholders for approval” in the “Risk Factors” section of our Annual Report.

COVID-19 Pandemic

We continue to monitor the COVID-19 pandemic and its variants, including the emergence of variant strains, which continue to spread throughout the world and have adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. Across many industries, including the Company’s, COVID-19 - among other factors - has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source, and, when available, may be subject to substantially longer lead times and higher costs than historically applicable. While the Company’s manufacturing run rate is not currently being impacted, past shortages have impacted the Company’s ability to manufacture units.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated:

Comparison of the Nine Months and Three Months ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Product revenues	$58,385	$261,299	$(202,914)	$136,037	$261,299	$(125,262)
Cost of sales	30,834	147,733	(116,899)	70,724	147,733	(77,009)
Gross profit	27,551	113,566	(86,015)	65,313	113,566	(48,253)
Operating expenses:
Selling, general and administrative	4,440,645	685,079	3,755,566	10,687,936	2,678,689	8,009,247
Research and development	633,262	956,499	(323,237)	1,743,806	3,617,101	(1,873,295)
Total operating expenses	5,073,907	1,641,578	3,432,329	12,431,742	6,295,790	6,135,952
Income/ (Loss) from operations	(5,046,356)	(1,528,012)	(3,518,344)	(12,366,429)	(6,182,224)	(6,184,205)
Change in fair value of warrant liability	(11,489,000)	—	(11,489,000)	(10,839,000)	—	(10,839,000)
Loss before income tax benefit	6,442,644	(1,528,012)	7,970,656	(1,527,429)	(6,182,224)	4,654,795
Income tax benefit	(206,849)	—	(206,849)	(426,681)	—	(426,681)
Net income (loss)	$6,649,493	$(1,528,012)	$8,177,505	$(1,100,748)	$(6,182,224)	$5,081,476

Revenues and Cost of Sales

The Company began the production and sale of its first commercial product, Pūrgo, in July 2021, and therefore, did not have any revenue in the prior year period. Revenues for the three and nine months ended September 30, 2022 were $58,385 and $136,037, respectively, as compared to $261,299 for the prior year three and nine months ended September 30, 2021. Sales decreased by $202,914 for the quarter ended September 30, 2022 as compared to the prior year period due to a large sale to a healthcare system in the prior year period with no such sale in the current period. Cost of sales decreased in line with the decrease in revenues as compared to the prior year period.

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

For the three months ended September 30, 2022 and 2021, we incurred $4,440,645 and $685,079, respectively, of SG&A expenses. The increase of $3,755,566 is primarily due to an increase in legal fees (approximately $1,689,000), public company costs (an increase of approximately $471,000), insurance expense (an increase of approximately $290,000) and stock-based compensation (an increase of approximately $794,000).

For the nine months ended September 30, 2022 and 2021, we incurred $10,687,936 and $2,678,689, respectively, of SG&A expenses. We attribute the increase of $8,009,247 primarily to the offering costs associated with the Private Placement (approximately $1,300,000) and an increase in costs required to be a public company as well as a greater level of business activities being conducted in the nine months ended September 30, 2022 as compared to the same period in 2021. Public company costs include: audit and legal fees; costs required to establish investor relations, financial reporting and public relations functions; increased insurance costs; public company filing and registration fees; and related costs. These public company costs drove an increase in SG&A of approximately $3,954,000 for the nine months ended September 30, 2022 as compared to the prior year period, including the increase in stock-based compensation expense of approximately $1,250,000 and increased personnel costs of approximately $512,000.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the three months ended September 30, 2022 and 2021, we incurred $633,262 and $956,499 respectively, in research and development costs. For the nine months ended September 30, 2022 and 2021, we incurred $1,743,806 and $3,617,101, respectively, in research and development costs. Research and development expenses decreased by $323,237 and $1,873,295 for the three and nine months ended September 30, 2022, respectively, as compared to the prior year period. Research and development activities were higher in the third quarter of 2021 as compared to the current quarter of 2022 due to product development, engineering, testing and regulatory costs incurred to prepare our Pūrgo device for launch in July 2021. Research and development expenses decreased for the three and nine months ended September 30, 2022 due to streamlining of our manufacturing processes and reduction in expenses after testing and preparing for the FDA submission in the previous quarter.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was a non-cash gain of $11,489,000 and $10,839,000 resulting from a decrease in the fair value of the warrant liability, which was reported in our unaudited condensed statement of operations for the three and nine months ended September 30, 2022, respectively.

Net Income (Loss)

Our net income was $6,649,493 for the three months ended September 30, 2022 and our net loss was $1,528,012 for the three months ended September 30, 2021. Our net losses were $1,100,748 and $6,182,224 for the nine months ended September 30, 2022 and 2021, respectively. We incurred net income in the third quarter of 2022 as compared to the third quarter 2021 as a result of the decrease in the fair value of the warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash of $25,818,620 compared to cash of $19,629,649 as of December 31, 2021. On November 29, 2021, we completed our initial public offering (the “IPO”) of 2,514,000 shares of our common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000, after deducting underwriting fees and closing costs of approximately $3,500,000.

The Company issued a purchase option to the underwriters (the “Underwriter Option”) exercisable within five years of our IPO for 5.0% of the shares of common stock issued, or 125,700 shares of common stock, at an exercise price of $12.50 per share. On June 21, 2022, 31,192 shares of common stock were issued pursuant to the Underwriter Option.

Prior to its IPO, AeroClean Technologies, LLC, our predecessor, funded its operations principally with approximately $15,000,000 in gross proceeds from the sale of Class A units. As of September 30, 2022, we had an accumulated deficit of $2,848,608. The Company’s net cash used in operating activities was $7,232,949 for the nine months ended September 30, 2022 as compared to $5,524,098 used in operating activities for the prior year period.

On June 29, 2022, we completed a private placement with a single institutional investor (the “Purchaser”) pursuant to which we received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of our common stock and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 1,500,00 shares of our common stock (the “Private Placement”). The Warrant has an exercise price of $11.00 and is exercisable until July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,449, of which $1,326,212 was charged to expense, and $95,237 was charged to additional paid-in capital.

The Purchaser has contractually agreed to restrict its ability to exercise the Warrant if the number of shares of common stock held by the Purchaser and its affiliates after such exercise would exceed 4.99% of the then issued and outstanding shares of common stock. The Purchaser may increase or decrease this limitation upon notice to the Company, but in no event will any such limitation exceed 9.99%.

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

We have incurred operating losses since our inception. While the Company began producing and selling its Pūrgo device in July 2021, these losses are expected to continue through at least the end of 2022 as we continue to make investments to develop and market our products and to establish our consumables and service business.

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

On February 1, 2021, we entered into a lease with Garden Bio Science Partners, LLC, an entity controlled by the chair of our board of directors, with a term of ten years at an annual base rent of $260,000, subject to escalation of 2.5% on an annual basis. As of September 30, 2022, the future minimum lease payments under this arrangement approximated $2,475,000.

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

Inflation

Inflation has adversely affected our business, and we expect this to continue through the end of 2022. We have been and expect to continue to be negatively impacted by increased component and logistics costs. In addition, our cost of labor and materials may increase, which would negatively impact our business and financial results. Alternatively, deflation may cause a deterioration of global and regional economic conditions, which could impact unemployment rates and consumer discretionary spending. These, and other factors that may increase the risk of significant deflation, could negatively impact our business and results of operations.

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

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies to our audited financial statements included in our Annual Report. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Registration Statement on Form S-1, filed with the SEC on July 11, 2022, as amended on July 20, 2022, and in our Annual Report and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2022 and June 30, 2022, filed with the SEC on May 12, 2022 and August 15, 2022, respectively, including the following factors:

●general economic conditions in the markets in which AeroClean and Molekule operate;
●the impact of the COVID-19 pandemic and related prophylactic measures;
●expected timing of regulatory approvals and product launches;
●non-performance of third-party vendors and contractors;
●risks related to AeroClean and Molekule’s ability to successfully sell their products and the market reception to and performance of our products;
●compliance with, and changes to, applicable laws and regulations;
●the limited operating history of AeroClean and Molekule;

●the ability of AeroClean and Molekule to manage growth;
●the ability of AeroClean and Molekule to obtain additional financing when and if needed;
●the ability to expand AeroClean and Molekule’s product offerings;
●the ability of AeroClean and Molekule to compete with others in the industry;
●the ability of AeroClean and Molekule to protect their intellectual property;
●the ability of certain existing stockholders to determine the outcome of matters which require stockholder approval;
●our ability to retain the listing of our common stock on Nasdaq;
●the ability of AeroClean and Molekule to defend against legal proceedings;
●success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●the risk that the Merger may not be completed;
●the ability to successfully integrate the businesses of AeroClean and Molekule;
●the ability of the parties to achieve the expected benefits from the proposed transaction within the expected time frames or at all;
●the incurrence of significant transaction and other related fees and costs;
●the incurrence of unexpected costs, liabilities or delays relating to the Merger;
●the risk that the public assigns a lower value to Molekule’s business than the value used in negotiating the terms of the transaction;
●the risk that the Merger may not be accretive to AeroClean’s current stockholders;
●the risk that the Merger may prevent AeroClean from acting on future opportunities to enhance stockholder value;
●the dilutive impact of the stock consideration which will be issued in the Merger;
●the risk that any goodwill or identifiable intangible assets recorded due to the transaction could become impaired;
●potential disruptions to the business of the companies while the Merger is pending;
●the risk that a closing condition to the proposed Merger may not be satisfied;
●the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger; and
●other economic, business, competitive, and regulatory factors affecting the businesses of AeroClean and Molekule generally, including those set forth herein under “Risk Factors” as well as those set forth in AeroClean’s filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, an evaluation was performed under the supervision of and with the participation of management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the existence of a material weakness in internal control over financial reporting that was identified in connection with the audits of our financial statements as of December 31, 2021 and 2020 and for each of the years in the two-year period ended December 31, 2021 and 2020, and which we are currently remediating.

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

Inherent Limitations on Effectiveness of Controls

The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings in the normal course of operating its business. The outcome of litigation, regardless of the merits, is inherently uncertain. In August 2022, the Company received notice of a complaint filed in the U.S. District Court for the Southern District of New York by Sterilumen, Inc. (“Sterilumen”), a wholly-owned subsidiary of Applied UV, Inc., in connection with the marketing and sale of the Company’s patented air purification products. In the complaint, the plaintiff alleges trademark infringement, violation of fair competition practices and damages to Sterilumen. Management believes that this lawsuit is without merit and intends to vigorously contest these allegations.  Management believes that the costs of defending these claims and any liability that could arise as a result of these allegations could have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Except as noted below, there have been no material changes to our risk factors from those disclosed in our Annual Report.

The Merger may not be completed on the terms contemplated or at all.

The Merger may not be consummated on the terms contemplated, on the timetable contemplated or at all. The terms of the Merger Agreement could be renegotiated due to market conditions or other factors, and closing could be delayed due to business needs, regulatory issues or other factors. In addition, the Merger might not close due to the failure to satisfy (or waive) one or more closing conditions — some of which are beyond the control of AeroClean and Molekule — or due to the termination of the Merger Agreement in accordance with its terms. Accordingly, there is no assurance that the Merger will be consummated on a timely basis or at all, or that the terms of the Merger may need to be modified due to market conditions, business needs, or otherwise.

A failure to satisfy one or more of the closing conditions contained in the Merger Agreement may prevent or delay completion of the Merger.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. Some of these conditions are outside of AeroClean’s and Molekule’s control. If any one or more conditions to closing are not satisfied or waived, then the Merger might not close, or the closing might need to be delayed.

The obligations of AeroClean and Molekule to consummate the Merger are subject to the satisfaction or waiver by the other party (to the extent permitted by applicable legal requirements), at or prior to the completion of the Merger, of the following conditions: (i) no governmental authority shall have enacted, issued, promulgated, enforced or entered any governmental order which is in effect and has the effect of making the transactions illegal, and no law shall have been enacted, issued, promulgated, enforced or entered by any governmental authority that, in any case, prohibits or makes illegal the Merger and related transactions contemplated under the Merger Agreement (the “Transactions”); (ii) the AeroClean stockholder approval must remain valid and binding; (iii) the Molekule stockholder approval of the Transactions shall have been obtained (including approval by the holders of (a) a majority of the shares of Molekule Series 1 Preferred Stock and (b) a majority of the shares of Molekule common stock and Molekule Series 1 Preferred Stock on a converted basis voting together as a single class); (iv) the Company’s Registration Statement on Form S-4 shall have become effective and be in effect; (v) the information statement contained in the Registration Statement shall have been disseminated to AeroClean stockholders at least twenty (20) calendar days prior to the Closing; and (vi) the AeroClean common stock to be issued in connection with the Transactions shall have been approved for listing on the Nasdaq Capital Market, subject only to official notice of issuance thereof. In addition, the obligation of AeroClean to consummate the Merger is subject to the satisfaction or waiver by AeroClean (to the extent permitted by applicable legal requirements) of the following conditions, among others: (i) the accuracy of Molekule’s representations and warranties at the closing of the Merger; (ii) the performance or compliance in all material respects by Molekule of its covenants to be performed or complied with as of or prior to the closing; (iii) delivery by Molekule of a customary officer’s certificate and a customary certificate regarding “U.S. real property interests”; (iv) employment agreements with certain key employees of Molekule must be in full force and effect and such key employees shall not have terminated their employment with Molekule or delivered any notice to Molekule of any intention to leave the employ of Molekule or AeroClean; (v) the consents from Silicon Valley Bank (“SVB”) and Trinity Capital, Inc. must remain in full force and effect and must not have been amended, rescinded or otherwise terminated; (vi) the Backstop Purchase Agreement executed by Foundry Group Next, L.P. shall remain in full force and effect, and shall not have been amended, rescinded or otherwise terminated; and (vii) Molekule shall have commenced and consummated an equity financing and, in connection therewith, shall have received an amount in cash of not less than $5 million.

In addition, SVB has executed a consent to consummation of the Merger under the terms of its loan agreement and mezzanine loan agreement with Molekule, but this consent is subject to AeroClean having at least $20 million of unrestricted and unencumbered cash on the closing date of the Merger. This amount is reduced by $750,000 on each of February 28, March 31, April 30, and May 31, 2023, if the Merger has not yet occurred on or prior to such dates. If this condition to SVB’s consent is not satisfied, the Merger may not be able to close unless SVB waives the condition or AeroClean is able to raise additional capital.

No assurance can be given that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause AeroClean and Molekule not to realize, or to be delayed in realizing, some or all of the benefits that AeroClean and Molekule expect to achieve if the Merger is successfully completed within its expected time frame.

The Merger Agreement may be terminated in specified circumstances prior to closing by AeroClean or Molekule.

The Merger Agreement provides that, in specified circumstances, either AeroClean or Molekule may terminate the Merger Agreement at any time prior to the date of the closing, whether before or after the receipt of approval of the Merger Agreement from the Molekule stockholders.

In particular, the Merger Agreement may be terminated by (i) mutual written consent of AeroClean and Molekule; (ii) either AeroClean or Molekule if the Closing has not occurred on or before the eight month anniversary of the date of the Merger Agreement (the “Outside Date”); (iii) either AeroClean or Molekule if a governmental authority shall have enacted, issued, promulgated, enforced or entered any law or governmental order which has become final and non-appealable, and which permanently restrains, enjoins or otherwise prohibits the Transactions; (iv) either AeroClean or Molekule, if the required stockholder approval of AeroClean’s stockholders is not in full force and effect as of the Outside Date; (v) AeroClean, at any time on or after the date that is two business days following the date that AeroClean receives, and notifies Molekule of AeroClean’s receipt of, SEC approval and effectiveness of the Registration Statement, if Molekule does not deliver to AeroClean on or prior to such date the Written Consent (as defined in the Merger Agreement); (vi) AeroClean, upon certain material and uncured breaches of the terms of the Merger Agreement by Molekule; or (vii) Molekule, upon certain material and uncured breaches of the terms of the Merger Agreement by AeroClean or Air King Merger Sub Inc. (“Merger Sub”).

If the Merger Agreement is validly terminated, all further obligations and liabilities of AeroClean, Merger Sub and Molekule under the Merger Agreement will terminate and become void and of no further force and effect, with certain limited exceptions, including liability for any intentional and willful breach of the Merger Agreement.

The termination of the Merger Agreement could negatively impact AeroClean.

If the Merger is not completed for any reason, the ongoing businesses of AeroClean may be adversely affected and, without realizing any of the benefits of having completed the Merger, AeroClean may experience certain negative effects, including the following:

●	experiencing negative reactions from the financial markets, including negative impacts on its stock price;
●	experiencing negative reactions from its suppliers, customers and employees; and
●	being required to pay costs relating to the Merger, such as legal and accounting costs and associated fees and expenses, whether or not the Merger is completed.

In addition, the Merger Agreement places certain restrictions on the conduct of AeroClean’s and Molekule’s business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of the other company (not to be unreasonably withheld, conditioned or delayed), may prevent AeroClean from taking certain specified actions during the pendency of the Merger which would have been beneficial for its business. This includes, for example, subject to exceptions, the issuance of securities, declaration of dividends, amendments to its organizational documents, repurchase of its capital stock, the incurrence of indebtedness, transfers or sales of assets, cancellation of debts, transfers or grants of exclusive licenses, capital investment, loans, amendments to material contracts, entrance into or renewal of material contracts, establishment of new benefit plans, execution of new employment agreements, acquisition of assets, and mergers or consolidations.

Matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by AeroClean management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to AeroClean as an independent company.

Failure to complete the Merger could significantly harm the market price of AeroClean common stock and negatively affect the future business and operations of each of AeroClean and Molekule.

If the Merger is not completed and the Merger Agreement is terminated, each of AeroClean and Molekule will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of AeroClean common stock. In addition, if the Merger Agreement is terminated and the board of directors of AeroClean or Molekule determines to seek another business combination, there can be no assurance that either AeroClean or Molekule will be able to find a partner and close an alternative transaction on terms that are as favorable as, or more favorable than, the terms set forth in the Merger Agreement.

The market price for shares of AeroClean common stock following the completion of the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market price of shares of AeroClean common stock.

AeroClean’s business differs in some regards from Molekule’s business, and, accordingly, the results of operations of AeroClean following completion of the Merger will be affected by some factors that are different from those currently or historically affecting the results of operations of AeroClean. Therefore, AeroClean’s stock price following the Merger could be affected by factors different from those that have historically affected the market price of the AeroClean common stock. The results of operations of AeroClean following completion of the Merger may also be affected by factors different from those that currently affect or have historically affected either AeroClean or Molekule.

In addition, following completion of the Merger, AeroClean may seek to raise additional equity financing through one or more underwritten offerings, private placements and/or rights offerings, may award significant amounts of equity securities to its employees as equity compensation, or may issue significant amounts of equity securities as merger consideration in connection with additional acquisitions, which may result in downward pressure on the share price of AeroClean common stock. Such issuances would also further dilute the share ownership of existing holders of AeroClean common stock, who would therefore own a smaller percentage of the company with each additional equity issuance.

The Merger Consideration is not adjustable based on the market price of AeroClean common stock and, at the closing of the Merger, may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement provides that the Molekule stockholders immediately prior to the Effective Time will receive new shares of AeroClean common stock as Merger Consideration so that immediately following the Merger they, together with certain holders of restricted stock units to be issued by AeroClean pursuant to AeroClean’s 2021 Incentive Award Plan as soon as practicable following the Effective Time (the “Closing Date Vested RSUs”), will own 49.5% of the outstanding shares, and the stockholders of AeroClean immediately before the Merger will continue to hold shares of AeroClean common stock which represent 50.5% of the outstanding shares of AeroClean immediately following the Merger.

Any changes in the market price of AeroClean common stock before the completion of the Merger will not affect the number of shares of AeroClean common stock issuable to Molekule’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of AeroClean common stock declines from the market price on the date of the Merger Agreement, then Molekule stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of AeroClean common stock increases from the market price of AeroClean common stock on the date of the Merger Agreement, then Molekule stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the Merger Consideration does not adjust as a result of changes in the market price of AeroClean common stock, for each one percentage point change in the market price of AeroClean common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Molekule stockholders pursuant to the Merger Agreement.

The lack of a public market for Molekule common stock makes it difficult to evaluate the value of Molekule. The AeroClean common stock being issued as merger consideration in the Merger may have a value that is less than, or greater than, the fair market value of Molekule.

The outstanding capital stock of Molekule is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Molekule. Because the percentage of AeroClean common stock to be issued to Molekule stockholders was determined based on negotiations between the parties, it is possible that the value of AeroClean common stock to be received by Molekule’s stockholders will be less than the fair market value of Molekule, or conversely AeroClean may pay more than the aggregate fair market value for Molekule.

AeroClean could be materially adversely affected by negative publicity related to the proposed Merger.

Negative publicity and adverse press coverage related to the Merger could have a material adverse effect on AeroClean. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to negative publicity, adverse press coverage, or any such investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of AeroClean’s business. Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of AeroClean, on the morale and performance of its employees and on AeroClean’s relationships with its business partners. It may also have a negative impact on AeroClean’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on AeroClean’s business, financial condition, results of operations and cash flows.

The directors and executive officers of AeroClean and Molekule have interests and arrangements that may be different from, or in addition to, those of AeroClean and Molekule stockholders generally.

Certain officers and directors of AeroClean and Molekule participate in arrangements that provide them with interests in the Merger that are different from the interests of the respective stockholders of AeroClean and Molekule, including, among others, the continued service as an officer or director of the Combined Company. For example, AeroClean’s chief executive officer and chief financial officer have negotiated new employment agreements in connection with the Merger, and Jonathan Harris, Chief Executive Officer at Molekule, and Ritankar “Ronti” Pal, Chief Operating Officer and Chief Financial Officer at Molekule, are also expected to become executive officers of AeroClean upon the closing of the Merger and have also negotiated and signed new employment agreements. One of Molekule’s directors is also going to join the AeroClean Board. These interests, among others, may have influenced the officers and directors of AeroClean and Molekule to support or approve the Merger.

AeroClean and Molekule will incur transaction and merger-related expenses in connection with the Merger.

AeroClean and Molekule have incurred and expect to incur a number of non-recurring costs associated with consummating the Merger and combining the operations of the two companies. These costs and expenses include fees paid to financial, legal and accounting advisors, employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by AeroClean and Molekule regardless of whether the Merger is completed.

Following completion of the Merger, AeroClean and Molekule will also incur integration costs related to the Merger. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies’ businesses. Although AeroClean and Molekule expect that the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses may offset incremental transaction and merger-related costs over time, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by AeroClean and Molekule even if the Merger is not completed. While AeroClean and Molekule have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

AeroClean and Molekule may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on the Combined Company’s business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect the respective businesses, results of operations and financial condition.

AeroClean stockholders and Molekule stockholders will each have reduced ownership and voting interests in and will exercise less influence over management of AeroClean following completion of the Merger.

AeroClean stockholders currently have the right to vote in the election of the AeroClean Board and on other matters affecting AeroClean, and Molekule stockholders currently have the right to vote in the election of the Molekule Board and on other matters affecting Molekule. Upon consummation of the Merger, each AeroClean stockholder and each Molekule stockholder will become a stockholder of AeroClean with a percentage ownership of AeroClean that is smaller than such stockholder’s percentage ownership of AeroClean or Molekule, as applicable, immediately prior to the Merger. The Merger Agreement provides that immediately following the consummation of the Merger, the former holders of AeroClean common stock will own 50.5% of the outstanding shares of AeroClean common stock and the former holders of Molekule common stock (including holders of Closing Date Vested RSUs) will own 49.5% of the outstanding shares of AeroClean common stock. Because of this, each share of AeroClean common stock and each share of Molekule common stock will represent a smaller percentage ownership of AeroClean than it represented in AeroClean and Molekule, respectively. Accordingly, each AeroClean stockholder and each Molekule stockholder will have less influence on the management and policies of AeroClean than such stockholder now has on the management and policies of AeroClean or Molekule, as applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2022).

3.2	Form of Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2022).
-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline Taxonomy Extension Label Linkbase Document

101.PRE*	Inline Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROCLEAN TECHNOLOGIES, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: November 14, 2022

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: November 14, 2022