Form 10-K
period 2022-12-31
Molekule Group, Inc.
filed 2023-03-31
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 001-41096

Molekule Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3213164

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10455 Riverside Dr., Palm Beach Gardens, Florida	33410
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: 833-652-5326

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MKUL	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $114.4 million.

As of March 22, 2023, there were 30,427,750 shares of common stock outstanding.

MOLEKULE GROUP, INC.

FORM 10-K

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in this Annual Report, including the following factors:

●	general economic conditions in the markets where we operate;
●	the impact of the COVID-19 pandemic and related prophylactic measures;
●	expected timing of regulatory approvals and product launches;
●	non-performance of third-party vendors and contractors;
●	risks related to our ability to successfully sell our products and the market reception to and performance of our products;
●	our compliance with, and changes to, applicable laws and regulations;
●	our limited operating history;
●	our ability to manage growth;
●	our ability to obtain additional financing when and if needed;
●	our ability to expand product offerings;
●	our ability to compete with others in our industry;
●	our ability to protect our intellectual property;
●	the ability of certain stockholders to determine the outcome of matters that require stockholder approval;
●	our ability to retain the listing of our common stock on Nasdaq;
●	our ability to defend against legal proceedings;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability to achieve the expected benefits from the Molekule Merger (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”);
●	the risk that goodwill or identifiable intangible assets could become impaired; and
●	our ability to successfully consummate acquisitions.

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

PART I

Item 1.Business

Overview

Molekule Group, Inc. (the “Company,” “Molekule,” “we,” “us” or “our”) is a pathogen elimination technology company on a mission to keep work, play and life going by improving indoor air quality. We have the largest range of proprietary and patented, FDA-cleared air purification devices to address the rapidly growing global air purification market. Our air hygiene product, Pūrgo™ (pure-go), is an FDA 510(k) cleared, Class II medical device that provides continuous air filtration, sanitization and supplemental ventilation solutions with technology that can be applied in any indoor space – including in hospitals, offices and even in elevators. Pūrgo™ products feature SteriDuct™, a proprietary germicidal UV-C technology. In addition, our Air Pro and Air Mini+ air purifiers leverage a PECO technology that can destroy viruses, bacteria, mold, allergens, volatile organic compounds (“VOCs”), chemicals and more from the air. Our purpose is simple: to never stop innovating solutions that keep people healthy and safe, so life never stops.

In June 2022, the US Food and Drug Administration (the “FDA”) granted our Pūrgo technology 510(k) clearance for use in healthcare and other markets for which product performance to reduce the amount of certain airborne particles and infectious microbes in an indoor environment must be validated to specific standards.

On January 12, 2023, we completed our acquisition of Molekule, Inc., which produces and sells air purification devices that can be used by both consumer and commercial users. These air purifiers incorporate our patented technology, photoelectrochemical oxidation (“PECO”), to capture and destroy a wide range of organic material, such as bacteria, viruses, mold and volatile organic compounds.

On February 26, 2023, we entered into an Agreement and Plan of Merger with Aura Smart Air Ltd. (“Aura”), an Israeli company listed on the Tel Aviv Stock Exchange and the creator of a proprietary, software, sensor and internet-of-things (“IoT”) enabled data-driven air purification system. We intend to implement Aura’s advanced software, sensor and IoT technology across our entire product range and in each of our highly developed sales channels, including major global healthcare, commercial and municipal customers, seeking multi-location and multi-room, enterprise-wide safe air solutions. Consummation of the merger is subject to customary closing conditions, including among others the SEC declaring our registration statement on Form S-4 effective, the listing of our common stock on the Tel Aviv Stock Exchange, receipt of Aura shareholder approval, receipt of a tax ruling regarding Israeli withholding tax and receipt of all material third party consents. The merger is expected to close early in the second half of 2023.

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

We were formed as Cleanco Bioscience Group LLC, a limited liability company in Florida, in September 2011 and effected a name change to AeroClean Technologies, LLC and conversion to a Delaware limited liability company in September 2020. On November 23, 2021, we converted into a Delaware corporation as AeroClean Technologies, Inc. On January 12, 2023, we effected a name change to Molekule Group, Inc. in connection with our acquisition of Molekule, Inc.

Our Products

We currently offer four purifier products for sale: Pūrgo, Air Mini+, Air Pro and Air Pro Rx, as well as replaceable pre-filters and filters for the Air Mini+, Air Pro and Air Pro Rx. Each of Pūrgo, Air Mini+, Air Pro and Air Pro Rx has received FDA 510(k) clearance and are therefore cleared for medical use to destroy bacteria and viruses.

Pūrgo

Our air hygiene product, Pūrgo™, is an FDA 510(k) cleared, Class II medical device that provides continuous air filtration, sanitization and supplemental ventilation solutions with technology that can be applied in any indoor space – including in hospitals, offices and even in elevators. Pūrgo™ products feature SteriDuct™, a proprietary germicidal UV-C LED technology. Our proprietary, patented UV-C LED technology is incorporated in our equipment and devices to reduce the exposure of occupants of interior spaces to airborne particles and pathogens. These spaces include hospital and non-hospital healthcare facilities (such as outpatient chemotherapy and other infusion facilities and senior living centers and nursing homes), schools and universities, commercial properties and other indoor spaces. Pūrgo has been well-received by our customers.

Air Mini+

The Air Mini+ is a direct-to-consumer air purifier whose features include a particle sensor, five fan speeds and automatic fan speed adjustment through the product’s Auto Protect Mode. The Air Mini+ is designed for customers seeking air purifiers for smaller rooms and is most effective for rooms 250 square feet in size, or smaller. It stands 12 inches high, 8.26 inches in diameter, and weighs just over seven pounds. The purifier is designed to be whisper quiet, producing 39 decibels at its lowest fan speed and 62 decibels at its highest.

The Air Mini+ particle sensor detects the amount of particulate matter in the air of the room in which the air purifier operates. If on Auto Protect Mode, Air Mini+ will automatically adjust the air purifier’s fan speed based on particulate matter sensed in the air. With these features, Air Mini+ responds in real-time to reduce the amount of particles in the air like pollen and dust, while also capturing and destroying other indoor air pollutants including VOCs, mold, bacteria and viruses. The product is also Wi-Fi and app enabled, allowing users to control it on iOS and Android devices, and has Apple Homekit integration.

Air Pro

We offer the Air Pro as a direct-to-consumer and business-to-business product for larger rooms of up to 1,000 square feet with similar features to the Air Mini+. The Air Pro is also equipped with PECO technology and includes sensors that measure VOCs, carbon dioxide and relative humidity in the air, six fan speeds and Auto Protect Mode. It is 23.1 inches high, 10.9 inches wide, weighs 22.9 pounds and produces 33 to 64 decibels of sound.

Air Pro Rx

The Air Pro Rx is a medical-grade purifier designed for critical or high traffic areas in healthcare facilities for rooms in excess of 600 square feet. The Air Pro Rx is equipped with PECO technology and includes two filters and four different settings to manage air flow. It is 12 inches high, 8.26 inches wide, weighs 7.3 pounds and produces 39 to 69 decibels of sound.

Filters and Filter Replacements

We offer replacement filters for the Air Mini+, Air Pro and Air Pro Rx on a subscription basis or as-needed for single purchases. We recommend to customers that they replace the filter in their air purifier every six months to support maximum efficiency.

PECO-HEPA Tri-Power

Our new PECO-HEPA Tri-Power filter, launched in October 2022, offers the potential for one of the highest levels of purification available in the market. Combining PECO and HEPA technologies, as well as a carbon filter, into one product creates a robust filter to capture and destroy particles, chemicals and viruses. The filter’s improved efficiency offers our customers three layers of protection: our PECO technology that destroys toxic gases, viruses, bacteria, mold, allergens, organic compounds, and more; HEPA technology, the industry standard in particle capture and filtration; and carbon filtration with odor and gas-reducing purification power.

Molekule App & 28 Day View

The Molekule mobile application (the “Molekule App”), launched in summer 2022, is available in both Apple’s App Store and the Google Play Store and gives our customers the opportunity to activate their subscriptions, adjust the settings on their Molekule air purifiers and, in the case of Air Pro customers, the ability to monitor changes in IAQ over time. The Molekule App provides a 28 day look back of IAQ trends sensed by the Air Pro air purifier, breaking down pollutants detected, including VOCs, and pollutants that range from PM 1 to PM 10 in size. The Molekule App lists the top three pollutants detected by a customer’s air purifier and provides an Air Score ranging from good, moderate, bad, and very bad.

Molekule Air Platform

Molekule Air Platform (the “MAP”), launched in September 2022, is a dashboard that allows data from multiple air purifiers and controls to be accessed in one interface, and is ideal for healthcare, education, business, hospitality and government settings.

The MAP is designed to provide a unique set of features for businesses, including:

●	Fleet onboarding for quick activation: Fleet onboarding allows organizations to onboard multiple air purifiers at the same time through the business-to-business app. Once an air purifier is onboarded to the MAP, that purifier will allow other purifiers to securely onboard.
●	Unique dashboards to increase visibility: Unique dashboards enable users to see the IAQ of every room where a Molekule air purifier is located, as well as an air purifier’s status, which allows users to see which rooms have the highest IAQ, and which rooms need more time to have the air cleaned.

Our Markets

Our mission is to establish Molekule as the leader in creating a safe indoor environment, free of dangerous pathogens, particles, allergens, mold and fungi, for the healthcare, commercial office, educational and transportation marketplaces. Our goal is to become the leading provider of airborne pathogen-eradication solutions, through the application of air sanitization using our UV-C LED and UV light and filtration media technologies, and to create comprehensive solutions for at-risk enclosed spaces across hospitals, outpatient treatment facilities, universities and schools, senior living and nursing homes, non-hospital healthcare facilities, commercial buildings and the human transport and travel industries.

The global air purification market is estimated to be valued at $15 billion and is projected to grow to approximately $25 billion by 2030. The Environmental Protection Agency has found that indoor air may be up to five times as polluted as outdoor air. In addition, there are approximately 26 million asthma sufferers and 40 million allergy sufferers in the United States and 300 million asthma sufferers and 800 million allergy sufferers around the world, presenting a significant market opportunity for the air purifier market. Moreover, increased government regulations related to air quality control, combined with rising levels of pollution, airborne diseases and natural catastrophes, have also contributed to an increase in consumer demand for air purifiers. For example, there have been over 600 million COVID-19 cases globally and wildfires are forecasted to rise by 50% by the year 2100. It is currently estimated that an air purification device is in one in every four American homes.

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

We sell our products through three primary channels:

●	Retail channel. We offer Molekule products in more than 10 countries and throughout some of the largest retailers in the United States. We focus on building strong partnerships with our retailers by working closely with them to develop a winning promotional cadence, merchandising our products in a compelling manner, both in-store and digitally, educating their sales forces, and promoting our products through joint marketing efforts. Our retail channel is comprised of five categories:
●	Large CE Retail: includes Best Buy and Amazon, both domestically and internationally;

●	Home improvement Retail: includes Lowes and Home Depot, two of the largest home improvement retailers in the United States;
●	Mid-Market Retail: includes P.C. Richard & Sons, Wellbots.com, the Army & Air Force Exchange Service and the Home Shopping Network;
●	Specialty Retail: includes specialty retailers in fitness, design and lifestyle, such as Alo Yoga, MoMA, MTMC Interior Design, GOOP, Neighborhood Goods, The Knot and Zola; and
●	Certified Refurbished: refurbished Molekule air purifiers are available for purchase in eBay’s Certified Refurbished Store.
●	Consumer direct channel. We market our products directly to consumers through online and offline advertising campaigns and marketing promotions in order to facilitate the sale of our full line of products in the United States and in other countries, which are available on our website at www.molekule.com.
●	Corporate and medical facility channel. We market and offer products and services to businesses seeking air purification solutions for their corporate offices and other corporate spaces, as well as to medical facilities looking to update and improve their air purification technology.

Historically, a majority of Molekule, Inc.’s revenue has been driven through its direct-to-consumer channel. We will continue to expand this channel through creative advertising and marketing programs, including digital advertising (Meta Platforms, Google platforms, podcasts and digital video), direct mail and other programing. Additionally, Molekule has a strong strategic partner in Amazon whom we expect will continue to drive revenue. With our proprietary Molekule Air Platform software, we are seeing increased interest from our business partners. We will be specifically targeting organizations in the hospitality sector, the medical and healthcare sector, the transportation sector, and the education and government sectors. We are dedicated to science and technology in order to deliver the best possible IAQ to our customers by leveraging our sensors and software to make visible and destroy otherwise invisible pollutants.

Engineering and Manufacturing of Products; Sourcing of Components

We outsource the manufacturing of our products to several contract manufacturers, including: Mack Molding Company, Inc. (“Mack Molding”), a leading contract manufacturer of medical devices, which also has experience manufacturing devices for the transportation, energy/environment, defense/aerospace and consumer markets; Inventec Appliances Corporation (“IAC”), the primary entity that manufactures and assembles our air purifiers; and Columbus Industries, Inc. (“Columbus Industries”), the manufacturer of the filters for our air purifiers. Our in-house facility provides the chemical coating for the filters manufactured by Columbus Industries. IAC manufactures our products in their facilities located in Malaysia and China, while Columbus Industries manufactures our filters in Mexico. We provide the chemical coating process for our filters in our Lakeland, Florida facility. The components used in our products are sourced either directly by us or on our behalf by our contract manufacturers from a variety of component suppliers selected by us and located worldwide. Our operations employees coordinate our relationships with our contract manufacturers and component suppliers. We believe that using outsourced manufacturing enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. We evaluate on an ongoing basis our current contract manufacturers and component suppliers, including, whether or not to utilize new or alternative contract manufacturers or component suppliers or to conduct manufacturing capabilities in-house.

We also contracted with Intelligent Product Solutions Inc. (“IPS”), a leading medical and technology device engineering group, in developing the device configuration, which would optimize the performance and reliability of our patented technologies. With over 100 designers and engineers who specialize in commercializing highly exacting applications of new technology, a dedicated IPS team has worked continuously with us to design, develop, test and source the components for the commercial production of the Pūrgo device. This is particularly true of electronics design and software engineering as well as product industrial design. We also engaged MethodSense, a regulatory affairs and quality assurance consulting firm, to reduce time to market and move our devices successfully through the FDA regulatory process. MethodSense is a global medical device consultancy and software developer with over 21 years of deep industry experience, proven processes and modern technology focused on the commercial success of medical device companies.

We work with third-party fulfillment partners that deliver our products from multiple locations worldwide, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility. We manage our inventory based on sales and production forecasts and anticipated lead times for sourcing components and assembly.

Intellectual Property

Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, copyright, trade secret, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. As the leader in the fast-growing market for air purification devices, we have developed a significant patent portfolio to protect certain elements of our proprietary technology.

Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. As of March 22, 2023, we had seven issued U.S. utility patents, and 14 utility patent applications, including four provisional patent applications, pending in the United States. Our currently issued utility patents will expire at different times in the future, with the earliest expiring in 2031 and the latest expiring in 2041. Our currently pending applications will generally remain in effect for 20 years from the date of filing of the initial applications. As of March 22, 2023, we had three issued U.S.  design patents, and three design patent applications pending in the United States. As of March 22, 2023, we had 16 design patents issued in six foreign countries and one design patent application pending in one foreign country (India). We maintain all utility and design patents and file for renewal at specified times to the extent such patents are and remain relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States, and in pursuing such registrations, we have conducted trademark clearance searches where appropriate. As of March 22, 2023, we had an international trademark portfolio comprised of 39 registered trademarks.

This fundamental technology for the Air Mini+, Air Pro and Air Pro Rx has been licensed from the University of Florida, and a modification of the technology has been licensed from the University of South Florida, which is not yet integrated in the air purifiers. Since 2014, Molekule, Inc. has developed its own intellectual property, which is protected in the form of patents or patent applications and trade secrets. The novel air photoelectrochemical purification systems and methodology, filter configuration and shape and filter manufacturing related inventions have been protected through patents, while PECO chemistry and coating process have been kept as trade secrets. The aesthetic designs of Molekule, Inc.’s commercialized air purifiers have been protected through design patents.

The University of Florida Research Foundation, Inc. has granted Molekule, Inc. an exclusive worldwide license for use of PECO technology in certain licensed products and processes the consideration for which includes minimum annual royalty payments paid quarterly and a royalty of 1.5% of net sales received from licensed products subject to potential reductions in connection with certain financing efforts and to the minimum royalty payments.

The University of South Florida Research Foundation, Inc. (“USFRF”) has granted Molekule, Inc. an exclusive worldwide license to certain modifications of the PECO technology, which are not currently in use in our air purifier products. Molekule, Inc. paid a license issue fee of $30,000 and a $1,000 minimum royalty payment to USFRF for 2022. Additional royalties would be due with respect to any sales of licensed products and processes making use of the technology.

We cannot be sure that patents will be granted with respect to any of pending patent applications or with respect to any patent applications we file in the future, nor can we be sure that any existing patents or any patents that may be granted in the future upon which we rely will be commercially useful in protecting our products or processes.

Competition

We believe that the COVID-19 pandemic and other factors implicated by climate change has increased, and will continue to increase, the global focus on clean air. We experience competition from organizations such as large, diverse companies with extensive product development and manufacturing, as well as smaller specialized companies, that have developed and are attempting to develop air filtration and purification systems. We believe that we have significant competitive advantages over other organizations. For example, we believe that products that compete with our products in the “medical grade” niche are expensive, cumbersome and have a limited effective life.

Additionally, we believe many of our competitors are promoting technologies that are not proven, do not have enough scientific data and are potentially harmful. Importantly, our SteriDuct and PECO technologies meet or exceed each of the air purifiers guidelines and recommendations by the Centers for Disease Control and Prevention, Environmental Protection Agency and the American Society of Heating, Refrigerating and Air-Conditioning Engineers.

Our competitors may develop and commercialize products and technologies that compete with our products and technologies. Organizations that compete with us may have substantially greater financial resources than we do and may be able to: (i) provide broader services and product lines; (ii) make greater investments in research and development; (iii) carry on larger research and development initiatives; (iv) undertake more extensive marketing campaigns; and (v) adopt more aggressive pricing policies than we can. They also may have greater name recognition and better access to customers than we do. We also expect to continue to face competition from alternative technologies. As we introduce new products, as the air purification market or our business evolves, or as other companies introduce new products, services or technologies, we may become subject to additional competition in the United States and in other countries. Our technology and products may be rendered obsolete or uneconomical by advances in existing technological approaches or products or the development of different approaches or products by one or more of our competitors.

Regulation

We are subject to regulation by the FDA in marketing our devices, having received 510(k) clearance for Pūrgo, Air Pro, Air Pro Rx and Air Mini+ in June 2022, April 2020, September 2021 and March 2021, respectively, classifying each as a Class II medical device. FDA 510(k) clearance enables the marketing and use of our products as medical devices in healthcare and other markets for which product performance is required to be validated by certified independent labs.

The FDA regulates the development, design, manufacturing, safety, effectiveness, labeling, packaging, storage, installation, servicing, recordkeeping, clearance, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the Federal Food, Drug, and Cosmetic Act.

After an air purification product is cleared for marketing as a medical device, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;
●	requirements that manufacturers, including third-party manufacturers, follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated;
●	clearance of a new 510(k) premarket notification for modifications to 510(k) cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of the device;
●	medical device reporting regulations, which require that a manufacturer report to the FDA information that reasonably suggests a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	complying with the federal law and regulations requiring Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death; and
●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with applicable regulations covering the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distributions, installation and servicing of finished devices intended for human use. Regulations also require, among other things, maintenance of a device master record, device history file and complaint files. As a specification developer of regulated medical devices, our facilities and records relating to such devices are subject to periodic scheduled or unscheduled inspections by the FDA. In addition, as a manufacturer, each of Mack Moldings’, IAC’s and Columbus Industries’ facilities, records and manufacturing processes are also subject to periodic scheduled or unscheduled inspections by the FDA. Following such inspections, the FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA investigator believes the inspected entity has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the entity fails to respond appropriately, the FDA may issue a Warning Letter, which are notices of intended enforcement actions. For less serious violations that may not rise to the level of regulatory significance, the FDA may issue an Untitled Letter. The FDA may take more significant administrative or legal action, such as the shutdown of or placing restrictions on the entity’s operations or the recall or seizure of related products, if the entity continues to be in substantial noncompliance with applicable regulations. The discovery of previously unknown problems with our devices could result in restrictions on the device, including the inability to market the device for its intended use or voluntary or mandatory device recalls.

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

Environmental Matters

We are subject to various environmental, health and safety laws, regulations and permitting requirements, including those governing the emission and discharge of hazardous materials into ground, air or water, noise emissions, the generation, storage, use, management and disposal of hazardous and other waste, the import, export and registration of chemicals, the cleanup of contaminated sites, and the health and safety of our employees. Based on information currently available to us, we do not expect environmental costs and contingencies to have a material adverse effect on our operations. The operation of our Lakeland, Florida facility, however, entails risks in these areas. Significant expenditures could be required in the future to comply with environmental or health and safety laws, regulations or other requirements. Certain of these compliance requirements are imposed by our customers, who at times require us to be registered with U.S. health or safety regulatory agencies, whether on the federal or state level.

Under environmental laws and regulations, we are required to obtain environmental permits from governmental authorities for certain operations.

In the European marketplace, among others, electrical and electronic equipment is required to comply with the Directive on Waste Electrical and Electronic Equipment of the EU, which aims to prevent waste by encouraging reuse and recycling, and the EU Directive on Restriction of Use of Certain Hazardous Substances, which restricts the use of various hazardous substances in electrical and electronic products. Our products and certain components of such products “put on the market” in the EU (whether or not manufactured in the EU) are subject to these directives. Additionally, we are required to comply with certain laws, regulations and directives governing chemicals, including the U.S. Toxic Substances Control Act and Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”), the Restriction of Hazardous Substances Directive (“RoHS”) and Classification, Labelling and Packaging Regulation (“CLP”) in the EU. These and similar laws and regulations require, among others, the registration, evaluation, authorization and labeling of certain chemicals that we use and ship.

Employees

As of March 22, 2022, we had 92 employees, 91 of which were full-time employees. We also utilize full-time independent contractors and full-time equivalent consultants as well as consulting firms for product development, engineering, quality and regulatory matters, investor relations, marketing and advertising, public relations and social media. We also utilize many consultants in the ordinary course of our business and hire additional personnel on a project-by-project basis.

Item 1A.Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and adversely affect our results of operations and financial condition.

Summary Risk Factors

Risks Related to our Business

●	If our products fail to perform as expected, our ability to develop, market and sell our products could be harmed.
●	Global logistics and supply chain bottlenecks could have an adverse effect on our business and operating results.
●	We expect to incur future losses and cannot be certain that we will become profitable.
●	Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the risk of investment.
●	Our audited consolidated financial statements include a note regarding substantial doubt about our ability to continue as a going concern.
●	We will need additional capital to execute our business plan. If we cannot raise additional funds when needed, our operations and prospects could be negatively affected.
●	Covenants contained in the agreements that govern our indebtedness impose restrictions on us and certain of our subsidiaries that may affect their ability to operate their businesses.
●	Our significant indebtedness exposes us to increased costs from rising interest rates and requires substantial cash to service.
●	Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

●	We may not be successful in implementing our proposed business strategy to achieve our expected revenue growth or effectively manage growth.
●	Our products have not been proven to reduce the risk of COVID-19 transmission.
●	If we do not successfully anticipate market needs and develop products and services that meet those needs, or if those products and services do not gain market acceptance, our business, operating results and financial condition will be adversely impacted.
●	We lack manufacturing experience and capabilities and are required to rely on third-party manufacturers and are dependent on their quality and effectiveness.
●	Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.
●	Our business activities have been, and may continue to be, disrupted due to the ongoing global COVID-19 pandemic.
●	Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.
●	Our ability to expand our product offerings and introduce additional products and services may be limited, which could have a material adverse effect on our business, financial condition and results of operations.
●	Customers may cancel, delay or return our orders of our products. As a result, our backlog may not be indicative of our future revenue.
●	Quality problems with, and product liability claims in connection with, our products could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation

●	We are subject to continuing regulation by the FDA, and if we fail to comply with regulations, including FDA and other state regulations, our business could suffer.
●	We are subject to certain advertising and promotional regulations.

Risks Related to Intellectual Property

●	Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.
●	If we are unable to adequately protect or enforce our intellectual property rights, such information may be used by others to compete against it.
●	If we breach any of our license agreements, that could have a material adverse effect on our businesses, operating results and financial condition.

Risks Related to our Common Stock

●	Our largest stockholders have the ability to control all matters submitted to stockholders for approval.
●	While our common stock is listed on Nasdaq, if we do not meet Nasdaq’s continuing listing requirements, we could be delisted, and there can be no assurance that an active and liquid public market will fully develop or be sustained.

●	The trading price and volume of our common stock may be volatile.
●	If our shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our shares may be adversely affected.

Risks Related to our Business

If our products fail to perform as expected, our ability to develop, market and sell our products could be harmed.

The success of our principal products - Pūrgo, Air Mini+, Air Pro, Air Pro RX and corresponding filters and filter subscriptions – depends on the ability of these products to perform as expected. It is possible: (i) that our products will be found to be less effective than anticipated or fail to receive necessary regulatory clearances; (ii) that the products, even if effective, will be difficult to manufacture at commercial levels or uneconomical to market; (iii) that proprietary rights of third parties will preclude us from using certain technologies or marketing such products; and (iv) that third parties will use or market superior or equivalent technologies or products.

Moreover, our products may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. We have a limited frame of reference from which to evaluate the long-term performance of our products. All of our products were initially launched in 2019 or later. If these devices, or additional devices or applications of our technology that we may develop in the future fail, to perform as expected, customers may delay deliveries or terminate further orders and we may need to initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition and results of operations.

Our future success will depend on our ability to develop and introduce, on a timely basis, products that address the evolving needs of our customers. If we are unable to develop, validate and scale the technology necessary to compete successfully with existing or newly emerging technologies, or if we are unable to develop products based on these technologies, our business, financial condition and results of operations could be seriously harmed.

Global logistics and supply chain bottlenecks could have an adverse effect on our business and operating results.

Logistics and supply chain bottlenecks could have an adverse effect on our business and impact the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source and, when available, may be subject to substantially longer lead times and higher costs than historically applicable. We expect these ongoing global logistics and supply chain bottlenecks and component shortages may adversely impact our ability to source component parts at favorable prices (if at all) and may result in delays in, or reduced output from, our third-party manufacturing activities. Higher component costs and/or delays in our ability to manufacture and distribute our products could have a material adverse effect on our sales, revenues and results of operations.

We expect to incur future losses and cannot be certain that we will become profitable

We have incurred operating losses each year since our inception and only began to recognize revenue starting in July 2021. Molekule had declining revenue in the last three years and also sustained operating losses for those years. These losses are expected to continue during 2023. We cannot be certain that we will ever achieve or sustain profitability. If we continue to incur operating losses for a period longer than expected, or in an amount greater than expected, we may be unable to continue our operations.

Our limited operating history and rapid growth makes evaluating our current business and future prospects difficult and may increase the risk of investment.

Our limited operating history may make it difficult to evaluate our current business and future prospects as we continue to grow our business. Our ability to forecast our future revenue and operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business and budget for our expenses, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have made, and expect to continue to make, significant investments in our business, including investments in our manufacturing, technology, marketing and sales efforts. These investments include an investment to expand the capabilities of our facilities, increased staffing and further market expansion. If our business does not generate the level of revenue required to support this investment, our net sales and profitability will be adversely affected.

We will need additional capital to execute our business plan. If we cannot raise additional funds when needed, our operations and prospects could be negatively affected.

The design, manufacture, sale, marketing and servicing of our devices and other products is capital-intensive. We will require substantial additional capital to develop our products and services, conduct research and development and fund operations for the foreseeable future. We will need to raise additional capital to scale our manufacturing, roll out other future products or services, and also to continue to offer our devices and any services relating to those products. In particular, we are especially focused on developing new devices, SaaS software solutions, advanced sensor technology and smart building integrations and IoT devices, which will require additional capital.

In addition, we may need to raise funds to finance future capital needs, such as making principal and interest payments under our loan agreements. Under the senior loan agreement with Silicon Valley Bank (“SVB”), we are required to pay interest monthly and repay the principal amount of the loans under the agreement in 36 equal monthly installments commencing May 1, 2023, and under the mezzanine loan agreement with SVB, we are required to pay interest monthly and repay the loans under the agreement in 36 equal monthly installments for two tranches beginning on April 1, 2024 and April 1, 2025, respectively. Under the facility term loan with Trinity Capital Inc. (“Trinity”), we are required to pay principal and interest monthly with the principal being paid in equal monthly installments from the month after the amount was drawn until April 1, 2026.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. At the time of the closure and as of the date of this Annual Report, we held assets in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A. (“SVBB”). SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC.

Under the terms of our senior loan agreement and mezzanine loan agreement with SVB, we are required to keep substantially all of our cash and investments with SVB. While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established.

For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders.

We cannot be certain that additional funds will be available us on favorable terms when required, or at all. Our success in raising additional capital may be significantly affected by general market conditions, the market price of our common stock, our financial condition, uncertainty about the future commercial success of our current products and services, the development and commercial success of future products or services, regulatory developments, the status and scope of our intellectual property, any ongoing litigation, our compliance with applicable laws and regulations and other factors.

If we raise funds through the issuance of equity securities or equity-linked securities, such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. If we raise funds through the issuance of debt securities or through bank borrowings or borrowings from other investors, the terms of debt securities issued or borrowings, if available, could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to its technologies or products, or grant licenses on terms that are not favorable to us.

If we cannot raise additional funds when needed, our financial condition, results of operations, business and prospects could be materially adversely affected. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors, and we do not know whether additional financing will be available to us on favorable terms when required, or at all.

In addition, inflation has increased as a result of, among other factors, supply constraints, federal stimulus funding, increases to household savings and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines. Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Our significant indebtedness exposes us to increased costs from rising interest rates and requires substantial cash to service.

Upon closing of the Molekule Merger, we assumed approximately $36.5 million of indebtedness under the senior loan agreement and mezzanine loan agreement with SVB and the facility term loan agreement with Trinity. We may incur additional indebtedness in the future as well. The interest rates on the loans with SVB are variable and have therefore increased significantly over the past year and expose us to the risk of higher costs upon further increases in rates. A 1% increase or decrease in interest rates would correspondingly increase or decrease our annual interest expense by approximately $0.4 million.

Our ability to make scheduled payments on our indebtedness depends on our future performance and ability to raise additional capital, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional capital through equity sales or incurrence of additional debt on terms that may be onerous or highly dilutive to our stockholders. Our ability to engage in any of these activities would depend on the capital markets and our financial condition at such time, and we may not be able to do so when needed, on desirable terms or at all, which could result in a default on our debt obligations. Any failure by us to make all payments under the debt instruments when due would cause us to be in default under the applicable debt instrument. In the event of any such default, lenders may be able to foreclose on our assets that secure the debt or declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to pay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

Covenants contained in the agreements that govern our indebtedness impose restrictions on us and certain of our subsidiaries that may affect their ability to operate their businesses.

We are party to a senior loan agreement and a mezzanine loan agreement, each entered into with SVB, and a facility term loan with Trinity. These agreements contain various affirmative and negative covenants, and future credit or lease agreements that we may enter into also likely will contain affirmative and negative covenants.

The agreements governing our indebtedness with SVB and Trinity contain covenants that restrict our ability to, among other things, incur liens, incur additional indebtedness, other than permitted indebtedness, enter into mergers or acquisitions, sell or otherwise dispose of assets, pay dividends or repurchase stock, make investments and engage in affiliate transactions, subject to customary exceptions. In addition, the agreements with SVB contain a financial covenant that requires us to maintain, at all times, unrestricted and unencumbered cash and cash equivalents of at least $2.0 million to be tested as of any day, and we are required to maintain an aggregate net revenue of $50.0 million for the calendar year ending December 31, 2023 and, with respect to future annual periods, net revenue levels reasonably agreed between us and SVB prior to February 28 of each calendar year thereafter.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure and as of the date of this Annual Report, we held assets  in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC.

Under the terms of our senior loan agreement and mezzanine loan agreement with SVB, we are required to keep substantially all of our cash and investments with SVB. While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established.

Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our strategy is to evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a disproportionate amount of management attention and financial and other resources.

Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Any acquisition, partnership or joint venture may also involve the issuance of equity securities, either as merger consideration or in order to raise funds through an equity offering or private placement, which would dilute the interests of existing stockholders. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in implementing our proposed business strategy to achieve our expected revenue growth or effectively manage growth.

In the future, even if our revenues increase, our rate of growth may decline. In any event, we will not be able to grow as rapidly or at all if we do not:

●	successfully establish our technology and brand;
●	establish a commercial footprint;
●	accelerate development of prototypes and market introduction of our devices and other novel applications of our proprietary SteriDuct and PECO technologies;
●	capitalize on our collaboration with experts in aerospace;

●	explore opportunities for collaboration; or
●	identify opportunities to establish industry leadership domestically and internationally.

We cannot assure you that we will be able to meet these objectives. As we grow, we expect to invest substantial financial and other resources to:

●	expand into non-medical markets such as schools, long-term care facilities and the aviation and HVAC industries;
●	support the development of a team of senior sales associates;
●	accelerate our development of complementary devices; and
●	incur general administration, including legal, accounting and other compliance, expenses related to being a public company.

Our planned growth will place significant demands on our management and on our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our planned growth.

Our organizational structure will become more complex as we add staff, and we will need to improve our operational, legal, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the investment of valuable management resources to grow and develop in these areas. We may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities. A failure to manage our growth effectively could materially and adversely affect our ability to market our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our products have not been proven to reduce the risk of COVID-19 transmission.

We expect that much of the demand for our products will be based not only on our ability to reduce exposure of immunocompromised patients to airborne organisms that cause HAIs but also reduce the risk of COVID-19 transmission. Since the beginning of the COVID-19 pandemic, we have learned that the original SARS-CoV-2 strain can mutate rapidly, and these mutant strains, such as the Delta and Omicron variants, continue to spread throughout the global population. Accordingly, much is still unknown about the manner in which bacteria and viruses, including the novel coronavirus underlying COVID-19, and any mutation or variation thereof are transmitted among human beings. Current studies have highlighted that COVID-19, like seasonal flu viruses and other pathogens (such as SARS and MERS), is transmitted by air predominantly through contact between an infected person and others. While we have proven that our devices can eliminate 99.99% (“4 Log”) of airborne pathogens in controlled laboratory environments, including the Omicron variant of SARS-CoV-2, we have not conducted any tests or studies regarding the ability of such devices to reduce the spread of COVID-19 and any mutation or variation thereof, and our devices may ultimately not succeed in reducing the spread of COVID-19 or any mutation or variation thereof. Further, additional research may determine that COVID-19 is transmitted among human beings in other ways not known or fully understood. We expect demand for our products would be significantly less than anticipated if our products are not perceived as being effective at reducing the risk of COVID-19 transmission or if COVID-19 is determined to spread in ways other than through airborne transmission.

If we do not successfully anticipate market needs and develop products and services that meet those needs, or if those products and services do not gain market acceptance, our business, operating results and financial condition will be adversely impacted.

We may not be able to anticipate future market needs or be able to improve our products or to develop new products and services to meet such needs on a timely basis, if at all. In addition, our inability to diversify beyond our current offerings could adversely affect our business. Any new products and applications or product and application enhancements that we introduce may not achieve any significant degree of market acceptance from current or potential customers, which would adversely affect our business, operating results, financial condition and profitability. In addition, the introduction of new products or applications, or enhancements to existing products or applications, may decrease customer demand for our products and services, including ongoing subscriptions for our air filters, or future purchases of our products, thereby offsetting the benefit of even a successful product or service introduction. Any of the foregoing could adversely impact our business, operating results and financial condition.

We lack manufacturing experience and capabilities and are required to rely on third-party manufacturers and are dependent on their quality and effectiveness.

We do not have our own manufacturing facilities or capabilities and as such we rely on certain third parties to manufacture our products and product components. We have engaged Mack Molding, an FDA-regulated subsidiary of the privately held Mack Group, to manufacture the Pūrgo device. In addition, we outsource the majority of the manufacture and assembly of our Air Mini+, Air Pro and Air Pro RX air purifiers to IAC, and we also outsource the production of our filters to Columbus Industries.

Although our manufacturers are experienced contract manufacturers of medical devices, there can be no assurance that our manufacturers will be able to continue to manufacture our products successfully, including in a manner that complies with regulatory requirements, or at a scale to meet customer demand. In addition, the failure to achieve and maintain high manufacturing standards, including failure to detect or control unexpected events or unanticipated manufacturing errors, or the frequent occurrence of such errors, could result in delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Third-party manufacturers can encounter difficulties involving manufacturing processes, facilities, operations, production yields, quality control, compliance and shortages of qualified personnel.

The current term of our agreement with IAC will end in July 2023, at which time the agreement will automatically renew for an additional one-year term, subject to a six-month notice by either party of its intent not to renew. The current term of our agreement with Columbus Industries will expire in 2023 and is automatically renewable for an additional two-year term, subject to a 12-month notice by either party of its intent not to renew. Our agreement with Mack Molding does not have a termination date. If for any reason we are unable to renew the IAC and Columbus Industries agreements or if our third-party manufacturers are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or enter into favorable agreements with them, nor can we be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers, or any alternate manufacturer, experience any significant difficulties in their respective manufacturing processes for our products or product components, or should these manufacturers cease doing business with us, we could experience significant interruptions in the supply of our products or may not be able to create a supply of our products at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of our products might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturers, or the lack of capacity available at our third-party manufacturers, could impair our ability to supply our products at required levels.

We cannot guarantee our manufacturing and assembly partners will be able to manufacture our products at commercial scale on a cost-effective basis. If the commercial-scale manufacturing costs of our products are higher than expected, these costs may significantly impact our operating results.

Disruption of our supply chain could have an adverse impact on our business, financial condition and results of operations.

Our ability to manufacture, assemble, transport and sell our products is critical to our success. Damage or disruption to our supply chain, including third-party manufacturing, assembly or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics (such as the ongoing COVID-19 pandemic), strikes, government action or other reasons beyond our control or the control of our suppliers, manufacturers and business partners could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from or manufactured by a single supplier, manufacturer or location, could adversely affect our business or financial results.

We cannot provide assurances that our third-party suppliers will not experience delays in production or shipping or work shortages as a result of the ongoing COVID-19 pandemic, or that such third-party supplies will be able to dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Moreover, the global nature of the ongoing COVID-19 pandemic could result in there being fewer alternative suppliers. As a result of the ongoing COVID-19 pandemic, we have experienced significant delays in receiving shipments of our air purifiers from Malaysia to our facility in Fremont, California, as shipping times have increased from approximately 47 days before March 2020, up to approximately 82 days during the first quarter of 2021, to approximately 60 days currently.

Failure of suppliers or manufacturers to supply or manufacture, or delays in supplying or manufacturing, our raw materials, components or products, or allocations in the supply of certain high demand raw materials or components, for any reason, could materially adversely affect our operations and our ability to meet our own delivery schedules on a timely and competitive basis. Additionally, our third-party suppliers or manufacturers may provide us with raw materials, components or products that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation, which could have an adverse effect on our business, operating results and financial condition. In particular, disputes with significant suppliers and manufacturers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition and results of operations.

Our business activities have been, and may continue to be, disrupted due to the ongoing global COVID-19 pandemic.

We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. Since the first quarter of 2020, the pandemic has led to periods of disruption and volatility in the global economy and capital markets, which has increased the cost of capital and adversely impacted access to capital. During 2020 and, to a lesser extent, 2021 and 2022, the government-enforced travel restrictions, quarantines and business closures around the world that occurred periodically in response to the pandemic have significantly impacted our ability to manufacture, sell and distribute our products to customers around the world. For example, as a result of the global COVID-19 pandemic, we temporarily closed all our offices and continued to incur additional lease expenses for a lease that could not be terminated. The pandemic has, and may continue to, disrupt our third-party manufacturers and supply chain and our ability to fulfill orders for our products. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, remote working or other restrictions in connection with the ongoing global COVID-19 pandemic, our operations will likely be adversely impacted.

It is not currently possible to reliably project the direct impact of the ongoing COVID-19 pandemic on our operations. For example, governmental mandates related to the ongoing global COVID-19 pandemic, among other factors, have negatively impacted, and may continue to impact, personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world, creating logistics and supply chain bottlenecks across many industries. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source and, when available, may be subject to substantially longer lead times and higher costs than historically applicable. We expect that these ongoing global logistics and supply chain bottlenecks and component shortages may adversely impact our ability to source component parts at favorable prices (if at all) and may result in delays in, or reduced output from, our third-party manufacturing activities. Higher component costs and/or delays in our ability to manufacture and distribute our products could have a material adverse effect on our sales, revenues and operating results.

To the extent the ongoing COVID-19 pandemic adversely affects our business, operating results and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyberattacks and security vulnerabilities or interruptions or delays due to third parties.

Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including aluminum, semiconductors, resin, filtration media and equipment such as fans and motors. Materials, wages and subcontracting costs comprise a significant portion of our total costs. The current economic environment, including increasing interest rates and inflation, has resulted, and may continue to result, in price volatility and an increase of these costs. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, steel and healthcare costs have risen steadily over the past few years and represent an increasing burden for us. Although we try to contain these costs whenever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Customers may cancel, delay or return our orders of our products. As a result, our backlog may not be indicative of our future revenue.

Customers may cancel, delay or return our orders of our products for reasons beyond our control, including for reasons related to and exacerbated by the ongoing global COVID-19 pandemic.

We offer a 30-day trial to our retail customers, pursuant to which, subject to certain conditions, customers may return our ordered product in exchange for a full refund, including any shipping charges associated with that order. If a retail customer elects to return our product, we may not be able to refurbish such unit for a subsequent sale and may ultimately be unable to realize a profit for that unit.

If orders are delayed, the timing of our revenues could be affected and orders may remain in our backlog for extended periods of time. Revenue recognition occurs at time of product shipment and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues.

Quality problems with, and product liability claims in connection with, our products could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements and could have a material adverse effect on our business, financial condition and results of operations.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure, and our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices and services. In addition, our products may be used in intensive care settings with immunocompromised and seriously ill patients. Component failures, manufacturing defects or design flaws could result in an unsafe condition or injury to, or death of, a patient or other user of our products. These problems could lead to the recall of, or issuance of a safety alert relating to, our products and could result in unfavorable judicial decisions or settlements arising out of warranty or product liability claims and lawsuits, including class actions related to product quality issues or otherwise, which could negatively affect our business, financial condition and results of operations. In particular, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products offered under our brand and could harm our reputation and ability to market products in the future.

High quality products are critical to the success of our business. If we fail to meet the high standards we set for ourselves and that our customers expect, and if our products are the subject of recalls, safety alerts or other material adverse events, our reputation could be damaged, we could lose customers and our revenue could decline.

We attempt to include provisions in our agreements and purchase orders with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and could cause us to fail to retain existing customers or to fail to attract new customers. Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of the ultimate outcome, could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We have limited experience selling our products to healthcare, hospitality and education and government facilities, and we might be unsuccessful in increasing our sales.

Our B2B channel strategy depends in part on our ability to sell our products to healthcare, hospitality and education and government facilities. We have limited experience with respect to sales and marketing, and in particular marketing to hospitals and healthcare facilities. We launched the Molekule Air Platform specifically to address the needs of companies returning to in-person office and work arrangements, and we have limited information to-date in order to fully understand if the needs of our customers will support this business channel strategy. If we are unsuccessful at manufacturing, marketing and selling our products and services, our business, operating results and financial condition will be materially adversely affected

We have invested and expect to continue to invest in research and development efforts that further enhance our products and technology. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

We have invested and expect to continue to invest in research and development efforts that further enhance our products. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins, operating results and liquidity and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments.

The air purification industry changes rapidly as a result of technological and product developments, which may render our products and technology, including our SteriDuct technology and PECO nanotechnology, less effective. We believe that we must continue to invest a significant amount of time and resources in our products and technology to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our business, operating results and prospects may be materially adversely affected.

Our results of operations could be negatively impacted if we are unable to capitalize on research and development spending.

We have and intend to continue to spend a significant amount of time and resources on research and development projects in order to develop and validate new and innovative products. We believe these projects will result in the commercialization of new products and will create additional future sales. However, factors including regulatory delays, safety concerns or patent disputes could delay the introduction or marketing of new products. We may experience an unfavorable impact on our business and financial condition if we are unable to capitalize on those efforts to successfully market new products.

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

We operate in an industry that is competitive and subject to technological change.

The air purification industry is characterized by intense competition and rapid technological change, and we compete with other companies on a variety of factors, including price, size, product features, manufacturing capabilities and services. Our products compete broadly with other companies offering air purification technology, including large air purifier manufacturers, such as Blueair, a brand owned by Unilever PLC, Dyson and Levoit. Some of our competitors have significantly greater financial and marketing resources than us or are more specialized than we are with respect to particular markets.

Many competitors have longer operating histories, larger customer bases and greater financial, research and development, technical, marketing and sales and personnel resources than us. Given their capital resources, larger companies that compete or may compete with us in the future are better positioned relative to us to substantially increase their manufacturing capacity, research and development and marketing efforts or to withstand any significant reduction in orders by customers. Such larger companies are able to: (i) provide broader and more diverse product lines and market focus and thus are not as susceptible to downturns or seasonality in a particular market (ii) make greater investments in research and development; (iii) carry on larger research and development initiatives; (iv) undertake more extensive marketing campaigns; and (v) adopt more aggressive pricing policies than us. In addition, some of our competitors have been in operation much longer than we have been and therefore may have more longstanding and established relationships with current and potential customers, established sales and distribution networks, significant goodwill and global name recognition. We also expect to continue to face competition from alternative technologies. Our technology and products may be rendered obsolete or uneconomical by advances in existing technological approaches or products or the development of different approaches or products by one or more of our competitors.

In addition, we believe that the COVID-19 pandemic as well as recently discovered more virulent and more infectious strains of the coronavirus have increased, and will continue to increase, this competition. Further, the FDA Enforcement Policy for Sterilizers, Disinfectant Devices, and Air Purifiers during the Coronavirus Disease 2019 (COVID-19) Public Health Emergency and other temporary accommodations implemented by the FDA as a result of the COVID-19 pandemic to enable disinfectant devices, sterilizers, air purifiers and other medical equipment to be brought to market in an expedited manner has made it easier for new entrants to enter into our market.

Because we are small and do not have a significant amount of capital, we must limit our activities. Our relative lack of capital and resources may adversely affect our ability to compete with large entities that produce and market air purifier products. Furthermore, it may become necessary for us to reduce our prices in response to competition. A reduction in prices of our products could adversely affect our revenues and profitability.

In addition, other entities not currently offering products similar to us may enter the market. Any delays in the general market acceptance of our products may harm our competitive position. Any such delay would allow our competitors additional time to improve their service or product offerings and provide time for new competitors to develop. Increased competition may result in pricing pressures, reduced operating margins and loss of market share, which could have an adverse effect on our business, operating results and financial condition.

If our competition is better able to develop and market products or services that are cheaper, safer, more effective, or otherwise more appealing to consumers, we may be unable to effectively compete.

We may collaborate with third parties to help develop certain technologies.

We may seek out collaboration opportunities to extend our UV-C LED technology and PECO nanotechnology to the integrated air handling systems of large buildings, elevators and commercial aircraft.

We also may create strategic alliances with aviation industry suppliers to provide both ground-based and in-flight air purification systems. There can be no assurances that we will enter into any such collaborations or that we will be successful. If our collaborations are not successful, it may impact our ability to develop new technologies and products, which could adversely impact our business, financial condition and results of operations. Further, such collaborations may introduce additional risk with respect to possible unauthorized use or infringement upon our intellectual property rights by the third parties with whom, if any, we ultimately engage in strategic collaborations.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We rely on our information technology systems to manage numerous aspects of our business, including to efficiently purchase materials, components and products from our suppliers and manufacturers, provide procurement and logistic services, ship products to our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. our information technology systems are an essential component of our business, and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and financial condition. In addition, during the ongoing global COVID-19 pandemic, a substantial portion of our employees have conducted work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.

Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, internet sites, email and other telecommunications and data networks, our security measures may not be effective, and our systems may be vulnerable to damage or interruption. The failure of any such systems or the failure of such systems to scale as our business grows could adversely affect our results of operations. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyber-attacks or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees.

Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

●	our operations are disrupted or shut down;
●	our or our customers’ or employees’ confidential, proprietary information is stolen or disclosed;
●	we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information;
●	we must dedicate significant resources to system repairs or increase cyber-security protection; or
●	we otherwise incur significant litigation or other costs.

If our computer systems are damaged or cease to function properly, or if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation and financial condition.

We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the computer systems of our suppliers, manufacturers, retailers and resellers, for both our internal operations and our customer-facing infrastructure. These systems are also vulnerable to the types of interruption and damage described above, but we have less ability to take measures to protect against such disruptions or to resolve them if they were to occur. Information technology problems faced by third parties on which we rely could adversely impact our business and financial condition as well as negatively impact our brand reputation.

Our digital marketing and social media efforts may expose us to certain risks.

Our marketing efforts currently include various initiatives, including digital marketing on a variety of social media channels, such as Meta Platforms, search engine optimization on websites, such as Google, Bing and Yahoo!, various branding strategies and mobile “push” notifications and email. We anticipate that sales and marketing expenses will continue to represent a significant percentage of our overall operating costs for the foreseeable future. We have acquired a significant number of our customers through digital advertising on platforms and websites owned by Meta and Google. Our investments in sales and marketing may not effectively reach potential customers, potential customers may decide not to buy our products or customer spend for our products may not yield the intended return on investment, any of which could negatively affect our financial results.

Many factors, several of which are beyond our control, may reduce our ability to acquire, maintain and further engage with customers, including:

●	system updates to app stores and advertising platforms such as Instagram and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience;
●	consumers opting out of the collection of certain personal information, including opting out of cookies, for marketing purposes;
●	consumers opting out of the receipt of promotional emails or text messages;
●	federal and state laws governing the use of personal information in marketing to potential or existing customers and patients and the regulation of the use of discounts, promotions and other marketing strategies in the healthcare industry;
●	changes in advertising platforms’ pricing, which could result in higher advertising costs;
●	changes in digital advertising platforms’ policies, such as those of Instagram and Google, that may delay or prevent us from advertising through these channels, which could result in reduced traffic to and sales on our website and the websites or stores of our third-party resellers, or that may increase the cost of advertising through these channels;
●	changes in search algorithms by search engines;

●	ineffectiveness of our marketing efforts and other spend to continue to acquire new customers;
●	decline in popularity of, or governmental restrictions on, social media platforms where we advertise;
●	the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and
●	consumer behavior changes as a result of the ongoing global COVID-19 pandemic.

In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, so we must ensure that our existing customers are satisfied with and continue to derive value from our products and services in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers. Further, if our customer base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to attract new customers. A significant decline in our customer base would have an adverse effect on our business, operating results and financial condition.

Changes in our product and channel mix may impact our gross margins and financial performance.

Our financial performance may be affected by the mix of products — Pūrgo, Air Mini+, Air Pro, Air Pro RX and corresponding filters and filter subscriptions — we sell during a given period. Different products as well as different methods of distribution have different margins, and therefore, our gross margins may fluctuate based on the mix of products sold or sales channels through which products are sold in a given period. If our product or channel mix shifts too far into lower gross margin products or sales in a given period and we are not able to sufficiently reduce the production and other costs associated with those products or sales or substantially increase the sales of our higher gross margin products, our profitability could be reduced.

Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs as well as new product introduction pricing strategies. Other factors that may negatively affect our gross profit include increases in freight and material costs, as well as increased promotional discounting. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.

Changes in our pricing model, including due to price competition, could negatively impact our business, including our gross margins and operating results.

We have limited experience with respect to determining the optimal prices for our products and subscription models, and as a result, we have in the past, and expect that we may in the future, need to change our pricing model from time to time, which could impact our financial results. Further, we can give no assurance that we will be able to maintain satisfactory prices for our Pūrgo, Air Mini+, Air Pro and Air Pro RX and other products we may develop in the future. If we are forced to lower the price we charge for our products, including due to the prices of our competitors, our gross margins will decrease, which may harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase due to inflation or otherwise and we are unable to offset such increase with an increase in our prices, our margins could erode, which could harm our business, financial condition and results of operations.

In addition, as the market for our products grows, as new competitors introduce competitive products or as we introduce new products or enters into new markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used. Pricing decisions may also impact the mix of adoption among our product offerings and negatively impact our overall revenue. Moreover, competition may require us to make substantial price concessions. Our business, operating results and financial condition may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

Our facilities, as well as the facilities of our third-party manufacturers, are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our or our manufacturers’ control.

A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a pandemic, major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which we are located, or affecting those of our third-party manufacturers, could significantly disrupt our or their operations and delay or prevent product production and distribution during the time required to repair, rebuild or replace our or our third-party manufacturers’ damaged facilities. These delays could be lengthy and costly.

If any of our third-party manufacturers’ facilities are negatively impacted by such a disaster, production and distribution of our products could be delayed, which can impact the period in which we recognize the revenue related to the sale of those products. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war (including the war in Ukraine) or the outbreak of epidemic diseases (including the outbreak of COVID-19 and variants) could have a negative effect on our operations and sales.

If we are unable to complete and implement our plan to manufacture, fulfill and ship some of our products from our in-house facility, our profitability may suffer.

We have not yet fully implemented our business plans to manufacture, fulfill and ship some of our products entirely from our in-house facility. In particular, we have been coating filter media with our proprietary blend of chemicals using a company called TSG Finishing, and we continue to rely on third-party manufacturers, such as Columbus Industries, for all of the supply in our filter product lines. We have established a manufacturing line to coat our filter media with chemicals at the Peco-Zero facility in Lakeland, Florida, which has been operational since September 2022. Both product improvement and incremental profit in our business are expected from successfully coating filter media in-house. While having the capability to meet a portion of the demand for filters from manufacturing lines set up in the Peco-Zero facility is expected to improve our margins and lower dependency on suppliers, to the extent these efforts are unsuccessful, we may need to write down certain of our investments, and our profitability could suffer as a result.

Global economic disruptions and inflation or stagflation could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. For example, Russia’s invasion of Ukraine has prompted the United States and other countries to announce sanctions against Russia. The full effect of this military conflict and related sanctions on the global economy and our existing and prospective customers and, as a result, our business, remains uncertain. While the onset of the ongoing global COVID-19 pandemic underscored the urgency of bringing to market air purification solutions to help protect front-line healthcare workers, patients and the general population, associated business shutdowns or disruptions could impair our ability to manufacture or sell our products, which would adversely affect our business, financial condition and results of operations.

Further, inflation or possible stagflation in the United States and other regions has the potential to adversely affect our liquidity, business, financial condition and operating results by increasing our overall product cost structure, which would negatively impact our business, particularly if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs sufficient to maintain margins. The existence of inflation in certain economies has resulted in, and may continue to result in, higher interest rates and capital costs, energy and shipping costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, operating results and liquidity will be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our operating results and when the cost of inflation is incurred. Inflation and any economic challenges may also adversely impact spending patterns by our customers.

In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure and as of the date of this Annual Report, we held assets valued at approximately $10 million in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC.

While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established.

We cannot predict at this time to what extent our or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

The sale of our products depends in part upon customer discretionary spending, and economic conditions that adversely impact consumers’ ability and desire to spend discretionary income may reduce overall levels of spending on our products. For example, during the fiscal year ended December 31, 2022, Molekule, Inc. observed a slowdown in purifier sales on its direct-to-consumer website, which it believes was a result of macroeconomic conditions negatively impacting prospective customers’ willingness to purchase air purifiers.

Our results of operations may fluctuate significantly, which will make our future results difficult to predict and could cause our results to fall below expectations.

Our quarterly and annual results of operations may fluctuate significantly, which will make it difficult for us to predict future results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

●	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
●	the level of demand for any future products, which may vary significantly over time;
●	customer mix and the varying lengths of sales cycles for different customer segments;
●	developments involving our competitors;
●	the cost of servicing and maintaining our products;
●	the timing and cost of, and level of investment in, research and development and commercialization activities, which may change from time to time;
●	the costs associated with acquisitions, including the acquisitions of Molekule, Inc. and Aura and other mergers we may pursue in the future;
●	the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity of productions, and the terms of any agreements it enters into with third-party suppliers; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual results of operations. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Investors should not rely on past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts it may provide to the market, or if the forecasts of us provided to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or operating guidance we may provide.

Our future operating results may fluctuate significantly if our investments in innovative technologies are not as profitable as anticipated.

On a regular basis, we review the existing technologies available in the market and identify strategic new technologies to develop and invest in. We have currently been devoting significant resources and capital to new technologies in new devices, SaaS software solutions, advanced sensor technology, smart building integrations and IoT devices. We are investing in research and development, developing relationships with customers and suppliers, and re-directing corporate and operational resources so that we may grow within these innovative technologies. Our results could be harmed if we fail to expand our customer base, if demand for our solutions is lower than expected or if income related to the innovative technologies is lower than anticipated.

In particular, we will continue to devote considerable resources, including the allocation of capital expenditures, to growing the SaaS service offering revenue over the next several years. There can be no assurance that we will meet revenue targets for this service, and if we fail to achieve its revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our SaaS services rather than its on-premise solutions. If our customers’ purchases trend away from perpetual licenses toward its SaaS, or to the extent customers defer orders, our product revenue, and our timing of revenue generally, may be adversely affected, which could adversely affect our results of operations and financial condition.

In addition, the IoT is a relatively new market and there are a significant number of competitors in the market. If the market does not expand as rapidly as we or others expect or if customers adopt competitive solutions rather than our solutions, our IoT business may not generate the revenues we expect. Further, customers and potential customers often begin the process of implementing IoT with a proof-of-concept evaluation, in some cases with multiple different technology vendors. Our success in this emerging market will depend on our ability to engage with customers to ensure that their investment moves beyond planning to broader deployment and yields value at their desired speed and expected costs.

In order to remain competitive, we expect we will continue to make significant investments in technology. However, there is no guarantee that the capital and resources that we have invested, or that we will invest in the future, will allow us to develop suitable SaaS platform enhancements or software applications or maintain and expand the SaaS platform and technology infrastructure, including through IoT solutions as intended, which could have a material adverse effect on our ability to compete or require us to purchase expensive software solutions from third-party developers.

We cannot accurately predict future revenues or profitability in the evolving market for air purification technology and products.

The market for air purification technology and products is rapidly evolving. As is typical for a rapidly evolving industry, demand for and market acceptance of recently introduced products are subject to a high level of uncertainty and may be influenced by uncertain economic conditions or the existence or absence of seasonal wildfires or health epidemics. For example, uncertain economic conditions may affect a prospective customer’s discretionary income and willingness to purchase our air purifiers, and the absence of seasonal wildfires or health epidemics could negatively impact the demand for our air purifiers. Moreover, since the market for our products is evolving, it is difficult to predict the future growth rate, if any, and size of this market.

Because of our limited operating history and the emerging nature of the markets in which we compete, we may be unable to accurately forecast our revenues or our profitability. The market for our products and the long-term acceptance of our products are uncertain, and our ability to attract and retain qualified personnel with industry expertise, particularly sales and marketing personnel, is uncertain. To the extent we are unsuccessful in increasing revenues, we may be required to appropriately adjust spending to compensate for any unexpected revenue shortfall, or to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to seasonal sales, which could result in volatility in our operating results, some of which may not be immediately reflected in our financial position and results of operations.

Our business may be affected by the general seasonal trends common to the retail and air purification markets. These include, but are not limited to:

●	seasonal demand associated with the holiday season in the fourth quarter of each year; and

●	increased interest in air purification products associated during periods of increased natural disasters, such as seasonal wildfires in California and the Pacific Northwest, which typically take place in late summer.

This seasonality may adversely affect our business and cause our results of operations to fluctuate.

Risks Related to Regulation

We are subject to continuing regulation by the FDA, and if we fail to comply with regulations, including FDA and other state regulations, our business could suffer.

We and the third-party suppliers and manufacturers we engage with to produce our air purifiers and filters are subject to FDA regulatory requirements, which include quality system regulations related to the manufacture of our products, labeling regulations and medical device reporting (“MDR”) regulations. For example, MDR regulations require us to report to the FDA if we become aware of information that reasonably suggests our air purifiers or component products may have caused or contributed to a death or serious injury, or have malfunctioned and the products or a similar product we market would likely cause or contribute to a death or serious injury if the malfunction were to recur. We are also required to report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by our products or to remedy a violation of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) caused by any of our products that may present a risk to health, and maintain records of other corrections or removals.

The manufacturing process for a product cleared as a medical device, such as Pūrgo, the Air Mini+, Air Pro and Air Pro RX, is subject to FDA regulations. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as the FDA’s quality system regulations. Although our agreements with our contract manufacturers require us to perform according to FDA quality system requirements, any of our suppliers or manufacturers could fail to comply with such requirements or to perform their obligations to us in relation to quality or otherwise. Under such circumstances, we may choose or be forced to enter into an agreement with another third-party manufacturer, which we may not be able to do on reasonable terms, if at all. If we are required to change manufacturers for any reason, we must verify that the new manufacturer maintains facilities and procedures that comply with applicable quality standards and regulations. The delays associated with the qualification of a new contract manufacturer could negatively affect our ability to produce our products in a timely manner or within budget.

The FDA regulates promotion, advertising and claims made with respect to FDA-regulated medical devices, including our Pūrgo, Air Mini+, Air Pro and Air Pro RX products. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

The FDA and state authorities have broad enforcement powers. We and our third-party suppliers and manufacturers are subject to ongoing inspection by regulatory authorities from time to time. Any failure by us or our third-party suppliers or manufacturers to comply with applicable regulatory requirements could result in enforcement actions by the FDA or state agencies, which may include any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	recall, termination of distribution, administrative detention, injunction or seizure of our products;
●	customer notifications or repair, replacement or refunds;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for modifications to our air purifier devices, including Pūrgo, the Air Mini+, the Air Pro and the Air Pro RX;
●	withdrawing or suspending clearance that has already been granted;

●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
●	criminal prosecution.

Any corrective action, whether voluntary or involuntary, as well as potentially defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

We are subject to certain advertising and promotional regulations.

In addition to the laws and regulations enforced by the FDA, advertising for various services and for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws. Our efforts to promote medical device products via social media initiatives may subject us to additional scrutiny of our practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for business services, consumer-directed products and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and their products’ endorsers, among other potential issues. The FDA oversees the advertising and promotional labeling for restricted medical devices and ensures, among other things, that there is effective communication of, and a fair and balanced presentation of, the risks and benefit of such high-risk medical devices.

Under the Federal Trade Commission Act (the “FTC Act”), the FTC is empowered, among other things, to: (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including injunctions affecting the manner in which we would be able to market our products in the future, or criminal prosecution. We are planning to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us could disrupt our business operations, cause damage to our reputation, and result in a material adverse effect on our businesses.

For example, in November 2020, Molekule, Inc. was named as a defendant in a class action lawsuit that alleged, among other things, that Molekule, Inc. misrepresented the capabilities of its products. Molekule, Inc. entered into a class-wide settlement of this matter, and the settlement was finalized on January 25, 2022. As a result of the settlement, as of the years ended December 31, 2022 and 2021, Molekule, Inc. accrued a loss liability of $2.7 million. Any future litigation or actions against us in the future could disrupt our business operations, cause damage to our reputation and result in a material adverse effect on our business.

Significant additional governmental regulation could subject us to unanticipated delays, which would adversely affect our sales and revenues.

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations that are applicable to our business, may be enacted or promulgated, and the interpretation, application or enforcement of existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcement or the specific effects any of these might have on our businesses.

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

Our international operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. our business is subject to risks associated with manufacturing and selling our products in locations outside of the United States.

Some of our products and components are manufactured in facilities located in Malaysia, China and Mexico, and our products are distributed in more than 10 countries around the world. Accordingly, we face significant operational risks from doing business internationally. For current and potential international customers whose contracts are denominated in U.S. dollars, the relative change in local currency values creates relative fluctuations in our product pricing. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets.

Other risks and uncertainties we face from global operations include:

●	limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers, manufacturers, retailers, resellers or other third parties;
●	potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
●	costs and difficulties of customizing products for foreign countries;
●	challenges in providing solutions across a significant distance, in different languages and among different cultures;
●	laws and business practices favoring local competition;
●	being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties and regulations;
●	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and compliance with anti-corruption laws in other countries, such as the UK Bribery Act (“Bribery Act”);
●	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
●	operating in countries with a higher incidence of corruption and fraudulent business practices;
●	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;
●	potential adverse tax consequences arising from global operations;
●	rapid changes in government, economic and political policies and conditions; and
●	political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events.

Our failure to effectively manage the risks and uncertainties associated with global operations could limit future growth of our business and adversely affect our business and operating results.

In particular, the majority of our products are manufactured by IAC in facilities in Malaysia and China. In each of these countries, the government may exercise substantial control over certain sectors of the economy through regulation and state ownership. Changes in the laws and regulations of Malaysia or China, or in our interpretation or enforcement, including with respect to IAC’s operations, may significantly impact us. Further, tensions between the United States and China have led to a series of tariffs being imposed by the United States on imports from mainland China, as well as other business restrictions.

Changes in tax laws or tax rulings could materially affect our financial position, operating results and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future net operating loss (“NOL”) carryforwards, allowing for the expensing of certain capital expenditures and putting into effect the migration from a “worldwide” system of taxation to a more territorial system.

Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. The issuance of additional regulatory or accounting guidance related to the Tax Act could materially affect our tax obligations and effective tax rate in the period issued.

In addition, our international operations are, and to the extent we expand internationally, our operations will be, subject to other jurisdictions with complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse impact on our liquidity and operating results. In addition, the authorities in several jurisdictions could review our tax returns and impose additional tax, interest and penalties, which could have an impact on us and on our operating results. In addition, many countries in Europe and a number of other countries and organizations have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

We are subject to environmental, health and safety laws and regulations related to our operations, which could subject us to compliance costs or potential liability in the event of non-compliance.

We are subject to various environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations and requirements, we also could be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our products and accompanying materials by end-users. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation. In addition, we use hazardous materials in our businesses, and we must comply with environmental laws and regulations associated therewith. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and operating results.

In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we may generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances, could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, operating results and financial condition and could adversely affect our reputation.

In addition, the export of our products internationally from our or our manufacturers’ production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the United States Toxic Substances Control Act and the Registration, Evaluation, Authorization and Restriction of Chemical Substances. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products or incur costs to register such chemicals to gain or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.

The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, operating results and financial condition.

Aspects of our businesses are subject to privacy, data use and data security regulations, which could increase our costs.

We collect personally identifiable information from our employees, prospects and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our products to current, past or prospective customers. We must comply with privacy laws in the United States, Europe and elsewhere (to the extent of our respective operations in such jurisdictions), including the General Data Protection Regulations (“GDPR”) in the European Union (“EU”), which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020. Further, in connection with its withdrawal from the EU, the United Kingdom has implemented the GDPR as of January 1, 2021 (as it existed on December 31, 2020 but subject to certain U.K.-specific amendments). These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our products to current, past or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, operating results and reputation.

As privacy, data use and data security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in this area in the United States and in various other countries in which we operate.

We may not be able to achieve or maintain satisfactory pricing and margins for our products, which could harm our business and results of operations.

We can give no assurance that we will be able to maintain satisfactory prices for our devices and other products we develop in the future. If we are forced to lower the price we charge for our devices, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase due to inflation or otherwise and we are unable to offset such increase with an increase in our prices, our margins could erode, which could harm our business, financial condition and results of operations.

Risks Related to our Intellectual Property

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

We may be sued for infringing or misappropriating the proprietary rights of others. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products or technology infringe a third party’s proprietary rights. Other companies may have filed patent applications on concepts similar to the concepts underlying our technologies and products. In addition, patents may be issued covering UV-C LED SteriDuct technology and PECO nanotechnology or other technologies or methods of air purification that could prevent us from developing our technologies or products or that relate to certain other aspects of technology that we utilize or expect to utilize.

If we are unable to adequately protect or enforce our intellectual property rights, such information may be used by others to compete against us.

We have devoted substantial resources to the development of our technology, including our SteriDuct technology and PECO nanotechnology, and related intellectual property rights. Our success and future revenue growth will depend, in part, on our ability to protect the various facets of our intellectual property. We rely on a combination of registered and unregistered intellectual property and protect our rights using patents, trademarks, trade secrets, confidentiality agreements and invention assignment agreements, along with other methods. Moreover, we rely on an exclusive worldwide license from the University of Florida Research Foundation, Inc. (“UFRF”) for use of PECO nanotechnology in certain products and processes.

Despite our efforts to protect our intellectual property and proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, including our UV-LED SteriDuct technology or PECO nanotechnology, inventions, processes, improvements or any other intellectual property. We cannot assure you that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated, circumvented or will otherwise provide us with meaningful protection. Any of our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. Once the patents have expired, it is possible that competitors and other third parties may commercialize products that utilize our proprietary processes, which could materially reduce or eliminate any competitive advantage that we may have over our competitors.

There may be circumstances where we may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain or enforce the rights to patents licensed from third parties, in which case, we will be dependent on our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property. Our licensors may not successfully prosecute the patent applications that are licensed to us, and even if patents are issued in respect of these patent applications, our licensors may fail to maintain these patents or may determine not to pursue litigation against other companies that are infringing these patents. In other words, such licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Further, we cannot be certain that such activities related to the preparation, filing, prosecution, maintenance or enforcement of the licensed patent rights by licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patent rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the licensed patent rights or defend certain of the licensed patent rights. It is possible that the licensor’s infringement proceeding or defense activities with respect to the licensed patent rights may be less vigorous than had we conducted them. In the event that our licensors fail to adequately pursue and maintain patent protection for the licensed patents and patent applications they control, and to timely cede control of such prosecution or enforcement to us, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Our trade secrets, know-how and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our proprietary information and intellectual property in trade secrets and other forms of confidential information protection, and enter into confidentiality agreements and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may have inadvertently not have entered into such agreements with all relevant parties, or some of the agreements may prove invalid in some or all jurisdictions. Such agreements may be breached, and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave the company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of our proprietary information and intellectual property, including our SteriDuct technology and PECO nanotechnology, trade secrets, know-how or other technology-related information not protected by a patent or other intellectual property right could materially reduce or eliminate any competitive advantage that we may have over such competitor.

If our patents and other intellectual property rights do not adequately protect our technology, our competitors may be able to offer competitive or similar products. our competitors may also be able to develop similar technology independently, reverse engineer our technology or design around our patents and other intellectual property rights. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margins, which would adversely affect our operating results.

If we attempt to enforce our intellectual property rights, we may be subject or party to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation, regardless of merit, can be costly, lengthy and substantially disruptive to business operations, including, for example, by diverting attention and energies of management and key technical personnel and by increasing costs of doing business. Even if we are ultimately able to enforce our intellectual property rights against third-party infringers, we may not be able to enjoin such infringers from continuing their infringing activity while the dispute or litigation is ongoing. Any of the foregoing could adversely affect our businesses and financial condition.

As part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our businesses.

If we breach any of our license agreements, it could have a material adverse effect on our businesses, operating results and financial condition.

We are party to a license agreement that grants us an exclusive worldwide license for use of PECO nanotechnology in certain licensed products and processes, and we have entered and may in the future enter into license agreements with third parties under which we may license the improved PECO or other technology in our current or future products.

These intellectual property license agreements may require us to comply with various obligations, as well as potential royalty and milestone payments and other obligations. If we fail to comply with our obligations under any of these or future license agreements, use the licensed intellectual property in an unauthorized manner or if we become subject to bankruptcy-related proceedings or otherwise materially breach any license agreements, the terms of the license granted may be materially modified by rendering currently exclusive licenses non-exclusive or we may give our licensors the right to terminate the applicable license agreement, in whole or in part. Generally, the loss or termination of our rights under the PECO License or any other licenses that we may acquire in the future, could harm our businesses, financial condition and results of operations.

We may also, in the future, enter into license agreements with third parties under which we are sublicensor. If a sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of its sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which may not be achievable on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize our products that incorporate the relevant intellectual property.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other intellectual property rights to third parties;
●	our diligence obligations with respect to the use of the licensed technology, and what activities satisfy those diligence obligations;
●	our right to transfer or assign the license;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	whether and the extent to which inventors are able to contest the assignment of our rights to our licensors.

If disputes over intellectual property that we have licensed or license in the future prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or at all, we may be unable to successfully develop and commercialize our current or future products, which could have a material adverse effect on our business. In addition, if disputes arise as to ownership of licensed intellectual property, our ability to pursue or enforce the licensed patent rights may be jeopardized. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer. Further, certain of our future license agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions or may limit our ability to pursue certain activities.

Our intellectual property licensed from various third parties may be subject to retained rights.

Licensors often retain certain rights under license agreements, including the right to use the underlying licensed intellectual property for non-commercial academic and research use, to publish general scientific findings from research related to the licensed intellectual property and to make customary scientific and scholarly disclosures of information relating to the licensed intellectual property. It is difficult to monitor whether licensors limit our use of the licensed intellectual property to these uses, and we could incur substantial expenses to enforce our rights to licensed intellectual property in the event of misuse.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. In addition, a number of other countries have similar regimes regarding “march-in” rights. We have collaborated with academic institutions to accelerate our research or development efforts and may need to do so again in the future. While we try to avoid engaging with university partners in projects in which there is a risk that government funds may be commingled, we cannot guarantee that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act or similar legislation. If, in the future, we co-own or license intellectual property that is critical to our business that is developed in whole or in part with government funds subject to the Bayh-Dole Act or other similar legislation, our ability to enforce or otherwise exploit such licensed intellectual property may be adversely affected.

Our strategy of obtaining rights to key technologies through in-licenses may not be successful.

We may seek to expand our technology and product offerings in part by in-licensing the rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional technologies. We cannot assure you that we will be able to in-license or acquire the rights to any technologies from third parties on acceptable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

The in-licensing and acquisition of these technologies is a competitive area, and a number of more established companies are or may also pursue strategies to license or acquire technologies that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable technologies within our area of focus. If we are unable to successfully obtain rights to suitable technologies, our business, financial condition and results of operations could suffer.

Third-party lawsuits and assertions that we or our licensors have infringed upon patents, trade secrets or other intellectual property rights of third parties may have a significant adverse effect on our financial condition.

Third parties may own issued patents and pending patent applications that exist in fields relevant to air purification processes, SteriDuct technology or PECO nanotechnology or any other technology related to or underlying our products. Some of these third parties may assert that we or our respective licensors are employing our proprietary technology without authorization. There may be third-party patents or patent applications with claims related to air purification processes, SteriDuct technology or PECO nanotechnology or any other technology related to or underlying our products. Because patent applications can take many years to issue as patents, there may be currently pending patent applications that may later result in issued patents that our products and technology may potentially infringe. In addition, third parties may obtain patents in the future and claim that our or our respective licensors’ products or technology infringe upon these obtained patents. Any third-party lawsuit or other assertion to which we or our respective licensors are subject alleging our infringement of patents, trade secrets or any other intellectual property rights may have a significant adverse effect on our financial condition.

Our business relies on technological and other innovations embodied in various forms of proprietary information and other intellectual property related information. Any failure to protect our intellectual property rights could potentially harm our competitive advantages to an extent, which may have an adverse effect on our operating results and financial condition.

We may be required to make significant capital investments into the research and development of proprietary information and other intellectual property as we develop, improve and scale our processes, technologies and products, and failure to fund and make such investments, or underperformance of the technology funded by those investments, could severely impact our business, financial condition and operating results. From time to time, we collaborate with partners on certain research and development activities, and the success of such research and development activities is aided by the cooperation of such partners.

In addition, our failure to adequately protect our intellectual property rights could result in the reduction or loss of our competitive advantage. We may be unable to prevent third parties from using our proprietary information and other intellectual property without our authorization or from independently developing proprietary information and other intellectual property that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States or those countries where we do not have intellectual property rights protection. The use of our proprietary information and other intellectual property, including our SteriDuct technology and PECO nanotechnology, by others could reduce or eliminate competitive advantages that we have developed, potentially causing us to lose sales, licensing opportunities, actual or potential customers, or otherwise harm our businesses. If it becomes necessary for us to litigate to protect these intellectual property rights, any proceedings could be burdensome, lengthy and costly, could result in counterclaims challenging our intellectual property (including validity or enforceability) or accusing us of infringement, and we may not prevail.

Our patent applications and issued patents may be practiced by third parties without our knowledge. Our competitors may also attempt to design around our patents or copy or otherwise obtain and use our proprietary information and other intellectual property, including our SteriDuct technology and PECO nanotechnology. Moreover, our competitors may already hold or have applied for patents in the United States or abroad that, if enforced, could possibly prevail over our patent rights or otherwise limit our ability to manufacture, sell or otherwise commercialize one or more of our products in the United States or abroad. With respect to pending patent applications, we may not be successful in securing issued patents, or the claims of such patents may be narrowed, any of which may limit our ability to protect inventions that these applications were intended to cover, which could harm our ability to prevent others from exploiting our technologies and commercializing products similar to our products. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

Our confidentiality agreements could be breached or may not provide meaningful protection for at least a portion of our trade secrets or proprietary technology. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and proprietary technology, including our SteriDuct technology and PECO nanotechnology. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position resulting from the exclusive nature of such knowledge and expertise and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.

The applicable governmental authorities may not approve any of our pending trademark applications. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to obtain and retain use of our trademarks in those jurisdictions. Moreover, third parties may seek to oppose our applications or otherwise challenge the resulting registrations. In the event that our trademarks are not approved or are successfully challenged by third parties, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote significant resources to rebranding and advertising and marketing new brands. We could be sued by third parties who, unbeknown to us, have pre-existing rights to such marks or brands in our markets or industries.

The failure of any of our patents, trademarks, trade names, trade secrets, other intellectual property rights, intellectual property right assignments or confidentiality agreements to protect our proprietary information and other intellectual property, including our SteriDuct technology and PECO nanotechnology and product design, our other proprietary technology and any other technology and know-how, could have a material adverse effect on our businesses and operating results.

We may incur substantial costs enforcing and defending our intellectual property rights.

We may incur substantial expense and costs in protecting, enforcing and defending our intellectual property rights against third parties. Intellectual property disputes may be costly, lengthy and substantially disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any and all of these could have an adverse effect on our business and financial condition.

Risks Related to our Common Stock

Our largest stockholders have the ability to control all matters submitted to stockholders for approval.

Our six largest stockholders beneficially own, in the aggregate, approximately 60% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any charter amendment, merger, consolidation or sale of all or substantially all of our assets. These stockholders could cause us to take actions that these stockholders believe to be in our best interests but with which the remainder of our stockholders disagree. For example, they could cause us to enter into mergers with companies that operate in different businesses or could elect to cause us to sell all or substantially all of our assets.

This concentration of voting power may have the effect of deterring hostile takeovers, delaying or preventing changes in control, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company. Moreover, the concentration of stock ownership may adversely affect the trading price of our common stock by reducing the number of shares trading in the market or to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

While our common stock is listed on Nasdaq, if we do not meet Nasdaq’s continuing listing requirements, we could be delisted, and there can be no assurance that an active and liquid public market will fully develop or be sustained.

Our common stock is listed on Nasdaq. Notwithstanding such listing, there can be no assurance that an active or liquid public market will fully develop or be sustained. In addition, if we do not meet Nasdaq’s continuing listing requirements, including Nasdaq requirements related to maintenance of a minimum stock price, the aggregate market value of our common stock and the number of public holders of our common stock, we could be delisted by Nasdaq. In the absence of an active or liquid public market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for our securities may be limited; and
●	a lack of visibility for our securities may have a depressive effect on any market price for our securities.

Moreover, there can be no assurance that securities analysts of brokerage firms will provide coverage of the Company, if at all. In the event there is no active or liquid public market for our common stock or coverage of the Company by securities analysts of brokerage firms, you may be unable to dispose of our common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from Nasdaq or any other trading market on which it may be listed or quoted.

The lack of an active trading or liquid public market may impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to use our securities as consideration for future acquisitions.

The trading price and volume of our common stock may be volatile.

The trading price and volume of our common stock may be volatile. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. As a result, you may suffer a loss on your investment.

The market for our common stock will depend on a number of factors, most of which we cannot control, including:

●	general economic conditions within the U.S. and internationally, including changes in interest rates;
●	general market conditions, including fluctuations in commodity prices;
●	domestic and international economic, legal and regulatory factors unrelated to our performance;
●	actual or anticipated fluctuations in our quarterly and annual results and those of our competitors;
●	quarterly variations in the rate of growth of our financial indicators, such as revenue, EBITDA, net income and net income per share;
●	our businesses, operations, results and prospects;
●	our operating and financial performance;
●	future mergers and strategic alliances;
●	changes in government regulation, taxes, legal proceedings or other developments;
●	shortfalls in our operating results from levels forecasted by securities analysts;
●	changes in revenue or earnings estimates, or changes in recommendations by equity research analysts;
●	failure to achieve the perceived benefits of the mergers as rapidly as or to the extent anticipated by financial or industry analysts;
●	speculation in the press or investment community;
●	the failure of research analysts to cover our common stock;
●	sales of our common stock by the Company, large stockholders or management, or the perception that such sales may occur;
●	changes in accounting principles, policies, guidance, interpretations or standards;
●	announcements concerning us or our competitors;
●	public reaction to our press releases, other public announcements and filings with the SEC;
●	strategic actions taken by competitors;
●	actions taken by our stockholders;
●	additions or departures of key management personnel;
●	maintenance of acceptable credit ratings or credit quality;

●	the general state of the securities markets; and
●	the risk factors described in this Annual Report.

These and other factors may impair the market for our common stock and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for our common stock to fluctuate substantially, which may negatively affect the price and liquidity of our common stock. Many of these factors and conditions are beyond the control of us or our stockholders.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert management’s attention and resources and harm our business, operating results and financial condition.

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

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates, and we will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to us.

We will remain an “emerging growth company” for up to five years, through the fiscal year ending December 31, 2026, although we will lose that status sooner if our revenue exceeds $1.235 billion in any year, if we issue more than $1.0 billion in non-convertible debt in a three-year period or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year.

Because of our status as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. Any inability to raise additional capital as and when we need it could have a material adverse effect on our business, financial condition, results of operations, liquidity and prospects.

The sale of significant amounts of shares in the market, or the perception that such sales could occur, would have a material adverse effect on the market price of our shares.

Any sale of significant amounts of shares in the market, or the prospect of any such sale, would have a material adverse effect on the future market price for our shares or on our ability to obtain future financing. Any of the foregoing may have a depressive effect on the price of our shares.

Our officers, directors and other stockholders — who collectively own 24,882,558 shares of our common stock, or approximately 81.8% of the outstanding shares of our common stock, have agreed that they will not offer, sell or otherwise transfer any shares of our common stock until July 12, 2023, subject to limited exceptions.

Any release of shares under these lockup agreements, or the perception that such release could occur, would have a negative effect on the trading price of our common stock. In addition, a significant number of shares will be eligible for sale in the public market on July 12, 2023. The trading price of our common stock may decline as this lockup expiration date approaches and following the expiration of these lockup agreements.

We have and expect to continue to incur significant increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to reporting requirements under the Exchange Act, the other rules and regulations of the SEC and the rules and regulations of Nasdaq.

The expenses required to adequately report as a public company are material, and compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and internal controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.

These rules and regulations have and will continue to increase our legal and financial compliance costs and have and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits on coverage or incur substantial costs to maintain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our Board, our board committees or as executive officers.

Certain provisions contained in our certificate of incorporation and bylaws, and certain provisions of Delaware law, may prevent or delay an acquisition of us or other strategic transactions, which could decrease the trading price of our common stock.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover.

In addition, because we have not chosen to be exempt from Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), this provision could also delay or effectively prevent a change of control that some stockholders may favor. In general, Section 203 provides that, subject to limited exceptions, persons that, together with their affiliates and associates, acquire ownership of 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any “business combination” with that corporation or its subsidiaries, including any merger or various other transactions, for a three-year period following the date on which that person became the owner of 15% or more of the corporation’s outstanding voting stock.

We believe these provisions could help to protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or effectively prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our bylaws provide that the Court of Chancery in the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or out directors, officers or employees.

Our bylaws contain a forum and venue selection provision, which provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or our stockholders; or (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants in such action.

It further provides that, if any action the subject matter of which is within the scope of the forum and venue selection provision is filed in a court other than a court located within the State of Delaware in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum and venue selection provision; and (y) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the action as agent for such stockholder. It further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of the forum and venue selection provision.

For the avoidance of doubt, the forum and venue selection provision described above applies to any claim falling within the four categories of actions described above, regardless of whether such claim arises under the common law or under statute. However, in accordance with Section 27 of the Exchange Act, the federal courts shall have exclusive jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our bylaws may limit stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more or less favorable to us than to our stockholders. With respect to the provision making the Court of Chancery of the State of Delaware (or, if such court lacks jurisdiction, any other state or federal court located within the State of Delaware) the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Court of Chancery or a state or federal court located within the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. While securities and industry analysts currently cover us, securities and industry analysts may not publish research on us. If no securities or industry analysts provide coverage of us, the trading price for our common stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business or if our operating results do not meet analyst expectations, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

We have never paid dividends and do not currently intend to pay dividends to our stockholders.

We have never paid dividends and do not currently intend to pay dividends in the future. Whether any dividends are declared or paid to our stockholders, and the amounts of any such dividends that are declared or paid, will be subject to the discretion of our board of directors, which may be impacted by any of the following factors:

●	we may not have enough cash to pay such dividends or to repurchase shares due to our cash requirements, capital spending plans, cash flow or financial position;
●	decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which could change our dividend practices at any time and for any reason;
●	our desire to maintain or improve the credit ratings on our debt; and
●	the amount of dividends that we may distribute to our stockholders is subject to restrictions under Delaware law and is limited by the negative covenants in our loan agreements and, potentially, the terms of any future indebtedness that we may incur.

Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

Financial Industry Regulatory Authority sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

Financial Industry Regulatory Authority (“FINRA”) rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our common stock and thereby depress our share price.

The forward-looking statements contained in this Annual Report are subject to several known and unknown risks that could have a material impact on our performance.

This Annual Report contains forward-looking statements, including forecasts of future performance as well as other statements regarding, among other items, our business strategies and anticipated demand for our products. These forecasts and other forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, risks related to our new and uncertain technology and business, the early stage of commercialization and development of our products, our limited operating history, competition, the uncertainty of intellectual property protection and other risks discussed in this section as well as other factors referenced herein.

General Risk Factors

Business or economic disruptions could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business. Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing business regulations, including trade sanctions and tariffs, or other global or regional occurrences.

For example, Russia’s invasion of Ukraine has prompted the U.S. and other countries to announce sanctions against Russia, which could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyberattacks against U.S. companies. The full effect of this military conflict and related sanctions on the global economy and our existing and prospective customers and, as a result, our business remains uncertain.

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

We are dependent on management and key personnel, and our business would suffer if we fail to retain our key personnel and attract additional highly skilled employees.

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

Our success depends on the specialized skills of our management team and key operating personnel, particularly those of our Chief Executive Officer, Jason DiBona, our Chief Financial Officer, Ryan Tyler, and our Chief Operating Officer, Ritankar “Ronti” Pal. This may present particular challenges as we operate in a specialized industry, which may make replacement of our management team and key operating personnel difficult. A loss of any of our managers or key employees, or our failure to satisfactorily perform our responsibilities, could have an adverse effect on our business, operating results, financial condition and prospects.

Our success has been dependent, and will continue to depend, on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly research and development and marketing and sales. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than us and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them.

In addition, our current employees are at-will employees, which means that either we or the employee may terminate the employment relationship at any time, and our agreements with our independent contractors generally extend only on a monthly basis after an initial term, with the ability of either party to terminate the agreement upon prior notice to the other party.

We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which will negatively impact our business, operating results, financial condition and prospects. Each member of senior management, as well as our key employees, may terminate employment without notice and without cause or good reason. The members of our senior management, except for Mr. DiBona, Mr. Tyler and Mr. Pal, are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

Our stockholders may experience dilution in the future.

From time to time in the future, we may issue additional shares of our capital stock or offer debt or other equity securities, including additional shares of common stock or warrants to purchase common stock, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of shares of our common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion rate pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of shares of our common stock and dilute their percentage ownership.

We currently have an outstanding warrant to purchase 1,500,000 shares of our common stock. Any exercise or partial exercise of this warrant would dilute the holders of our common stock. The current exercise price of the warrant is $11.00 per share. Whether or not the warrant is exercised will depend on our stock price, and any exercise is at the discretion of the holder of the warrant. We may issue other warrants, options and derivative securities in the future, which would also dilute the holders of our common stock.

In addition, our certificate of incorporation authorizes us to issue, without the approval of stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences that could be assigned to holders of preferred stock could affect the residual value of our common stock.

We have, intend to and may continue to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to stockholders and otherwise disrupt our operations and adversely affect our business, financial condition and results of operations.

Our success will depend, in part, on our ability to grow our business, which has included and we expect will continue to include acquisitions. We may identify opportunities to establish industry leadership domestically and internationally through selective joint ventures and acquisitions that further capitalize on our differentiated technology. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. We may also seek to acquire businesses in industries in which we do not currently operate. Some of these acquisitions or other transactions may be material. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●	diversion of management’s time and focus from operating our business to addressing acquisition integration challenges;
●	coordination of technology, research and development and sales and marketing functions;
●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;
●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
●	the need to implement or improve controls, policies and procedures at a business that prior to the acquisition may have lacked effective controls, policies and procedures;
●	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our results of operations;
●	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with acquisitions and investments could result in our failure to realize the anticipated benefit of these acquisitions or investments, cause us to incur unanticipated liabilities and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

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

We may be subject various legal proceedings from time to time, which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. See “Item 3. Legal Proceedings.”

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Our principal executive offices are located at 10455 Riverside Drive, Palm Beach Gardens, FL 33410. We lease approximately 20,000 square feet at this location from a related party, which includes our warehouse and distribution facilities. Molekule Inc,’s headquarters are located in San Francisco, California, in a facility of approximately 38,000 square feet. The current lease at this facility, entered into in February 2019, and as amended in August 2019 and further amended in January 2021, expires in September 2026, with the option to extend the term of the lease for an additional five years. We also lease manufacturing facilities in Lakeland, Florida, consisting of 6,462 square feet of warehouse space and 738 square feet of office space. The lease in Lakeland, Florida was entered into in November 2018 and has a term of 60 months with an option to renew for two additional three-year terms.

We believe that our current facilities are adequate for our current needs and that we will be able to obtain additional space on commercially reasonable terms if needed.

Item 3.Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. In August 2022, the Company received notice of a complaint filed in the U.S. District Court for the Southern District of New York (the “Court”) by Sterilumen, Inc. (“Sterilumen”), a wholly-owned subsidiary of Applied UV, Inc., in connection with the marketing and sale of the Company’s patented air purification products. In the complaint, the plaintiff alleged trademark infringement, violation of fair competition practices and damages to Sterilumen. On March 13, 2023, the Court dismissed Sterilumen’s claims with prejudice and ruled that the Company’s counterclaims remained extant. We subsequently agreed with Sterilumen that Sterilumen will not challenge the Court’s dismissal and will not bring any future claim against the Company alleging infringement from the use of SteriDuct or AeroClean and that the Company will file a notice to dismiss its counterclaims without prejudice.

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

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “MKUL.”

Holders

As of March 22, 2023, there were approximately 157 record holders of shares of our common stock. This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans,” which is incorporated by reference into this Item 5.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by Item 201(e) of Regulation S-K.

Unregistered Sales of Securities

None other than as previously reported.

Use of Proceeds from Registered Offerings

None.

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

None.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we,” “us,” “our” or the “Company” refer to the Company prior to the consummation of the merger with Molekule, Inc. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” appearing elsewhere in this Annual Report.

Overview

Molekule Group, Inc. (formerly known as AeroClean Technologies, Inc.) is a pathogen elimination technology company on a mission to keep work, play and life going by improving indoor air quality. We have the largest range of proprietary and patented, FDA-cleared air purification devices to address the rapidly growing global air purification market. Our air hygiene product, Pūrgo™, is an FDA 510(k) cleared, Class II medical device that provides continuous air filtration, sanitization and supplemental ventilation solutions with technology that can be applied in any indoor space – including in hospitals, offices and even in elevators. Pūrgo™ products feature SteriDuct™, a proprietary germicidal UV-C technology. In addition, our Air Pro and Air Mini+ air purifiers leverage a PECO technology that can destroy viruses, bacteria, mold, allergens, VOCs, chemicals and more from the air. Our purpose is simple: to never stop innovating solutions that keep people healthy and safe, so life never stops.

In June 2022, the FDA granted our Pūrgo technology 510(k) clearance for use in healthcare and other markets for which product performance to reduce the amount of certain airborne particles and infectious microbes in an indoor environment must be validated to specific standards.

On October 1, 2022, we acquired Germsweepusa Inc. (doing business as GSI Technology), a company focused on deploying an analytics-based approach to indoor air quality by monitoring real-time air quality and work safety conditions in an innovative, integrated dashboard offering air quality, human capital and security for a purchase consideration of $350,000 in cash and the issuance of 88,104 shares of common stock, or $276,647 based on the fair value at closing. The full purchase price of $626,647 has been allocated to goodwill as the Company has determined that the fair value of assets acquired and liabilities assumed was zero. The transaction costs incurred in connection with this acquisition amounted to $87,865 and are included in selling, general and administrative expenses.

The most valuable asset acquired was the assembled workforce (two founders) and subsumed as part of the transaction. The intent of acquiring GSI Technology was to support and drive the Company’s Public Sector and Enterprise IAQ sales and business development efforts. Historical revenues of GSI Technology were minimal and its customer base was not comprised of long-term contracts with high percentages of renewals to which value could be placed upon customer contracts. By the time the transaction closed, we had already concluded that GSI Technology’s underlying technology was still in alpha stage and unproven. Additionally, we completed the merger with Molekule Inc. whereby that underlying technology would be the foundation of the Molekule prospectively. GSI Technology has not generated any revenue since acquisition.

On January 12, 2023, we completed our acquisition of Molekule, Inc. (the “Molekule Merger”), which produces and sells air purification devices that can be used by both consumer and commercial users. These air purifiers incorporate our patented PECO technology to capture and destroy a wide range of organic material, such as bacteria, viruses, mold and volatile organic compounds.

On February 26, 2023, we entered into an Agreement and Plan of Merger with Aura Smart Air Ltd., an Israeli company listed on the Tel Aviv Stock Exchange and the creator of a proprietary, software, sensor and IoT enabled data-driven air purification system. We intend to implement Aura’s advanced software, sensor and IoT technology across our entire product range and in each of our highly developed sales channels, including major global healthcare, commercial and municipal customers, seeking multi-location and multi-room, enterprise-wide safe air solutions. Consummation of the merger is subject to customary closing conditions, including among others the SEC declaring our registration statement on Form S-4 effective, the listing of our common stock on the Tel Aviv Stock

Exchange, receipt of Aura shareholder approval, receipt of a tax ruling regarding Israeli withholding tax and receipt of all material third party consents. The merger is expected to close early in the second half of 2023.

We have incurred operating losses each year since our inception and only began to recognize revenue starting in July 2021. Our losses of $6.2 million and $7.9 million incurred during the years ended December 31, 2022 and 2021, respectively, and accumulated deficit of $7.9 million as of December 31, 2022 raise substantial doubt about our ability to continue as going concern, and our independent registered accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report with respect to our audited financial statements for the years ended December 31, 2022 and 2021. See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report. As of December 31, 2022, we had an aggregate cash balance of approximately $22.0 million.

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

Macroeconomic and Geopolitical Events on Our Business

We continue to monitor the COVID-19 pandemic and its variants, including the emergence of variant strains, which continue to spread throughout the world and have adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. Across many industries, including the Company’s, COVID-19 — among other factors — has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source and, when available, may be subject to substantially longer lead times and higher costs than historically applicable. While the Company’s manufacturing run rate is not currently being impacted, past shortages have impacted the Company’s ability to manufacture units.

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure and as of the date of this Annual Report, we held assets in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 12, 2023, the FDIC announced that Signature Bank was closed and that the FDIC was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established. We cannot predict at this time to what extent our or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

Further, geopolitical events and global economic sanctions resulting from the ongoing conflict between Russia and Ukraine may impact new or existing projects and the prices and availability of raw materials, energy and other materials. These events may also impact energy and regulatory policy nationally or regionally for the impacted regions. In addition, we have experienced and are experiencing varying levels of inflation resulting in part from increased shipping and transportation costs, raw material costs and labor costs.

We continue to actively monitor impacts on our business and may take further actions that impact operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and stockholders.

Management cannot predict the full impact of the COVID-19 pandemic and geopolitical events on our sales and marketing channels and supply chain, and, as a result, the ultimate extent of the effects on the Company are highly uncertain and will depend on future developments. Such effects could exist for an extended period of time.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
Product revenues	$227,186	$616,511	$(389,325)
Cost of sales	112,559	338,896	(226,337)
Gross profit	114,628	277,615	(162,987)
Operating expenses:
Selling, general and administrative	15,453,261	4,327,998	11,125,263
Research and development	1,954,552	4,193,362	(2,238,810)
Total operating expenses	17,407,813	8,521,360	8,886,453
Loss from operations	(17,293,185)	(8,243,745)	(9,049,440)
Change in fair value of warrant liability	(10,623,000)	—	(10,623,000)
Loss before income tax benefit	(6,670,185)	(8,243,745)	1,573,560
Income tax benefit	501,254	320,138	181,116
Net loss	$(6,168,931)	$(7,923,607)	$1,754,676

Revenue and Cost of Sales

Revenue for the year ended December 31, 2022 was $227,186 as compared to $616,511 for the year ended December 31, 2021. Sales decreased by $389,325 for the year ended December 31, 2022 as compared to the prior year period due to a large sale to a healthcare system in the prior year period with no such sale in the current period. Cost of sales for the year ended December 31, 2022 were $112,559 as compared to $338,896 for the year ended December 31, 2021. Cost of sales decreased by $226,337 for the year ended December 31, 2022 as compared to the prior year due primarily to the decrease in sales.

Operating Expenses

Selling General and Administrative Expenses

Selling, general and administrative expenses (SG&A) consist primarily of costs related to our employees, independent contractors and consultants. Other significant general and administrative expenses include accounting and legal services and expenses associated with obtaining and maintaining patents as well as marketing and advertising services and expenses associated with establishing our brand and developing our website, marketing materials and call center.

For the fiscal years ended December 31, 2022 and 2021, we incurred $15,453,261 and $4,327,998, respectively, of SG&A. We attribute the increase of $11,125,263 primarily to the transactions that occurred in fiscal 2022 and a greater level of business activities being conducted in the year ended December 31, 2022 as compared to the same period in 2021. SG&A increased in fiscal 2022 versus fiscal 2021 primarily due to an increase in non-cash stock based compensation of $1,787,214, placement agent fees of $1,326,212, Molekule Merger transaction costs of $2,710,148, public company costs of $2,942,539, which includes insurance expenses of $1,018,276, and marketing expenses of $416,558.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the years ended December 31, 2022 and 2021, we incurred $1,954,552 and $4,193,362 respectively, in research and development costs. Research and development decreased by $2,238,810 in 2022 due to the streamlining of our manufacturing processes and a reduction in expenses after testing and preparing for the FDA submission in the second quarter of 2022.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was a non-cash gain of $10,623,000 resulting from a decrease in the fair value of the warrant liability, which was reported in our statement of operations for the year ended December 31, 2022.

Net Losses

Our net losses were $6,168,931 and $7,923,607 for the fiscal years ended December 31, 2022 and 2021, respectively, for the reasons set forth above.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash of $22,062,657 compared to cash of $19,629,649 as of December 31, 2021. On November 29, 2021, we completed our initial public offering (the “IPO”) of 2,514,000 shares of our common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000, after deducting underwriting fees and closing costs of approximately $3,500,000.

We issued a purchase option to the underwriters (the “Underwriter Option”) exercisable within five years of our IPO for 5.0% of the shares of our common stock issued in the IPO, or 125,700 shares of our common stock, at an exercise price of $12.50 per share. On June 21, 2022, 31,192 shares of our common stock were issued on a cashless basis pursuant to the Underwriter Option.

Prior to our IPO, our limited liability company predecessor funded its operations principally with approximately $15,000,000 in gross proceeds from the sale of Class A units. As of December 31, 2022, we had an accumulated deficit of $7,916,791. Net cash used in operating activities was $10,638,912 for the fiscal year ended December 31, 2022 as compared to $7,795,087 in the prior year.

On June 29, 2022, we completed a private placement with a single institutional investor (the “Purchaser”) pursuant to which we received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of our common stock and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 1,500,000 shares of our common stock (the “Private Placement”). The Warrant has an exercise price of $11.00 and is exercisable until July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,449, of which $1,326,212 was charged to expense and $95,237 was charged to additional paid-in capital.

The Purchaser has contractually agreed to restrict its ability to exercise the Warrant if the number of shares of our common stock held by the Purchaser and its affiliates after such exercise would exceed 4.99% of the then issued and outstanding shares of our common stock. The Purchaser may increase or decrease this limitation upon notice to the Company, but in no event will any such limitation exceed 9.99%.

Pursuant to a registration rights agreement between us and the Purchaser, we have filed and maintain an effective registration statement on Form S-3 registering the offering and resale, from time to time, by the Purchaser of up to 3,000,000 shares of our common stock, which includes 1,500,000 shares of our common stock issued in the Private Placement and 1,500,00 shares issuable upon the exercise of the Warrant acquired in the Private Placement.

Debt and Financing Arrangements

Upon the closing of our acquisition of Molekule, Inc. on January 12, 2023, we assumed indebtedness under (1) a Loan and Security Agreement with Silicon Valley Bank, (2) a Mezzanine Loan and Security Agreement with Silicon Valley Bank and (3) a Facility Term Loan with Trinity Capital.

Senior Term Loan. In June 2016, Molekule, Inc. entered into a Loan and Security Agreement  with SVB (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Senior Term Loan”). We became a co-borrower under this agreement upon the closing of the Molekule Merger. At the closing of the Molekule Merger, the outstanding principal balance under the Senior Term Loan was $4.4 million. The Senior Term Loan bears interest at an annual rate equal to the greater of (x) the Prime Rate plus 1% or (y) 4.25%. As of the date of this Annual Report, the interest rate was 9.0% per year. The maturity date for the Senior Term Loan is April 1, 2026. Interest is payable monthly in arrears. The principal is repayable in 36 equal monthly installments beginning on May 1, 2023. The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by us and SVB. We also are required to maintain our primary operating and other deposit accounts and securities accounts with SVB and its affiliates.

Mezzanine Term Loan. In March 2021, Molekule, Inc. entered into a Mezzanine Loan and Security Agreement with SVB, pursuant to which SVB issued to Molekule, Inc. a $30.0 million mezzanine term loan (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Mezzanine Term Loan”), consisting of a Mezzanine Term Loan A tranche of $15.0 million and a Mezzanine Term Loan B tranche of $15.0 million. We became a co-borrower under this agreement upon the closing of the Molekule Merger. At the closing of the Molekule Merger, the outstanding principal balance under the Mezzanine Term Loan was $30.0 million. The Mezzanine Term Loan bears interest at a floating rate per annum equal to the greater of (x) the Prime Rate plus 6.00% or (y) 9.25%. As of the date of this Annual Report, the interest rate was 14.0% per year. The Mezzanine Term Loan A tranche matures in March 2027 and the Mezzanine Term Loan B tranche matures in March 2028. Interest is payable monthly in arrears. The principal of the Mezzanine Term Loan A tranche is repayable in 36 equal monthly installments beginning on April 1, 2024. The principal of the Mezzanine Term Loan B Tranche is repayable in 36 equal monthly installments beginning on April 1, 2025. The Mezzanine Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by us and SVB. We also are required to maintain all of our deposit accounts, the cash collateral account and excess cash with SVB and its affiliates.

Facility Term Loan. In June 2020, Molekule, Inc. entered into a Facility Term Debt Agreement (the “Facility Term Loan”) with Trinity for the ability to draw down lease financing related to funding the build out of our filter manufacturing plant. We became a co-lessee under this agreement upon the closing of the Molekule Merger. Molekule, Inc. drew down $2.9 million in June 2020, $0.6 million in September 2020, $0.9 million in December 2020 and $0.5 million in August 2021. Principal and interest are paid monthly with the principal being repaid in equal monthly installments from the month after the amount was drawn until April 1, 2026, with the last two months’ payments having been made at the inception of each loan. At the end of the term, Trinity also requires us to pay down an additional 10% of the total term draw down amount, which results in an additional payment of $0.4 million in total for all the draws. This additional payment is being accreted to the total outstanding amount over the term of the Facility Term Loan and resulted in an incremental $0.3 million of long-term debt to Trinity as of the closing of the Molekule Merger. At the closing of the Molekule Merger, the outstanding principal balance under the Facility Term Loan was $2.6 million. The Facility Term Loan contains customary representations and warranties, affirmative and negative covenants and event of default provisions.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure and as of the date of this Annual Report, we held assets in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC.

While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established. See “Risk Factors — Risks Related to Our Business — Global economic disruptions and inflation or stagflation could seriously harm our business.”

Future Funding Requirements and Outlook

On February 1, 2021, we entered into a lease with Garden Bio Science Partners, LLC, an entity controlled by the chair of our Board, with a term of ten years at an annual base rent of $260,000, subject to escalation of 2.5% on an annual basis. As of December 31, 2022, the future minimum lease payments under this arrangement approximated $2,430,820.

We have incurred operating losses since our inception. These losses are expected to continue as we continue to make significant investments in our business.

For the year ended December 31, 2022, we incurred a net loss of $6,168,931, net cash used in operating activities was $10,638,912 and had an accumulated deficit of $7,916,791, at December 31, 2022.  Our recurring losses from operations, recurring cash used in operating activities, accumulated deficit, and expected working capital needs to fund our combined operations and meet debt obligations as a result of the acquisition of Molekule, Inc. in January 2023 raise substantial doubt about our ability to continue as a going concern. Our ability to fund our operations is dependent upon management’s plans, which include raising capital, managing costs and generating sufficient revenues to offset costs. There can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. Accordingly, management has concluded there is substantial doubt as to our ability to continue as a going concern within one year after the date the financial statements are issued. . See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report.

The design, manufacture, sale, marketing and servicing of our devices and other products is capital-intensive. We expect that we will have sufficient capital to fund planned operations for the next 12 months. However, we will require substantial additional capital to develop our products and services, conduct research and development and fund operations for the foreseeable future. We will need to raise additional capital to scale our manufacturing, roll out other future products or services, and also to continue to offer our devices and any services relating to those products. In particular, we are especially focused on developing new devices, SaaS software solutions, advanced sensor technology and smart building integrations and IoT devices, which will require additional capital. In addition, we may need to raise funds to finance future capital needs, such as making principal and interest payments under our loan agreements. Moreover, if we continue to pursue an acquisition strategy, we may need to raise incremental capital in order to finance the purchase price to be paid to target stockholders for any cash consideration.

As a result of these funding requirements, we will likely need to obtain additional financing by engaging in debt and/or equity offerings or seeking additional borrowings. To the extent that we raise additional capital through the sale of convertible debt or equity securities, or pay for acquisitions in whole or in part with the issuance of equity securities (either as merger consideration or to finance the cash portion of merger consideration), the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.

Our independent registered public accounting firm in its report on our consolidated financial statements for the years ended December 31, 2022 and 2021 have expressed substantial doubt about our ability to continue as a going concern.

Inflation

Inflation has adversely affected our business, and we expect this to continue through the end of 2023. We have been and expect to continue to be negatively impacted by increased component and logistics costs. Increased inflation has had, and may continue to have, an effect on interest rates, which has increased, and may continue to increase, our borrowing costs. In addition, our cost of labor and materials may increase, which would negatively impact our business and financial results. Alternatively, deflation may cause a deterioration of global and regional economic conditions, which could impact unemployment rates and consumer discretionary spending. These, and other factors that may increase the risk of significant deflation, could negatively impact our business and results of operations.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We evaluate these estimates, judgments and methodologies on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Our actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies to our audited financial statements included elsewhere in this Annual Report. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of other exemptions, including without limitation, (i) the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) the exemption from complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness, as of December 31, 2022, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except as disclosed below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Molekule Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors of the Company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

Remediation Status

During the quarter ended December 31, 2022, management remediated the previously disclosed material weakness related to the Company’s limited accounting personnel and other resources to address internal control over financial reporting, which led to a lack of sufficient segregation of duties within the accounting function, a lack of timely reconciliation of accounts and review of the Company’s financial statements at each reporting period, a lack of appropriate contemporaneous documentation and/or valuation for certain equity transactions and execution of significant agreements containing inaccurate terms and errors. Management hired additional qualified accounting personnel with appropriate knowledge and expertise in accounting and GAAP to assist in timely maintenance of support and reconciliations for our financial statements as well as to allow for appropriate segregation of duties.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Our Executive Officers

The following table sets forth information regarding the Company’s executive officers as of March 28, 2023.

Name, Age and Title	Business Experience
Jason DiBona, Age 52 Chief Executive Officer

Mr. DiBona has served as our Chief Executive Officer since May 2020. Mr. DiBona brings more than 25 years of experience in developing and executing strategies for sustainable growth. He has held leadership roles in medical and healthcare technologies, global sales operations and start-up environments and has experience working with diverse private and public sector clients in more than 120 countries. Mr. DiBona spent the majority of his career, from 1999 to 2014, at GE Healthcare, holding multiple leadership and business development roles across the global healthcare organization. After his time at GE Healthcare, from 2014 to 2018, Mr. DiBona led the sales and marketing efforts at ePreop, a start-up medical software developer, with a successful launch and exit in the role of Executive Vice President of Sales and Marketing. Prior to Molekule, Mr. DiBona served as Senior Vice President of Global Sales Strategies for America’s largest homebuilder, Lennar Corporation. Mr. DiBona earned his Bachelor of Science degrees in Molecular Biology and Microbiology from the University of Central Florida.

Ryan Tyler, Age 39 Chief Financial Officer

Mr. Tyler has served as our Chief Financial Officer since October 2020. Prior to joining Molekule, Mr. Tyler held various positions from 2014 to 2020 at B/E Aerospace, Inc., KLX Inc. and KLX Energy Services Holdings, Inc., including Vice President, overseeing financial reporting, internal controls, corporate development, investor relations and financial planning and analysis. Prior to the KLX Inc. spin-off from B/E Aerospace, Mr. Tyler served as B/E Aerospace’s Director of Financial Reporting and Internal Controls from 2013 to 2014, where he focused on the company’s public filings, mergers and acquisitions and capital raises. Mr. Tyler also spent three years at Oxbow Carbon LLC, serving as a Controller responsible for several of the company’s lines of business over the three-year period. Mr. Tyler spent five years at Ernst & Young as a Manager providing audit services to public and private clients in multiple sectors, including telecommunications, real estate, healthcare, financial services and distribution. Mr. Tyler received his Bachelor and Master of Accounting degrees from the University of Florida and received a Certified Public Accountant designation in Florida (inactive).

Ritankar “Ronti” Pal, Age 53 Chief Operating Officer

Mr. Pal has served as our Chief Operating Officer since January 2023. Mr. Pal served as Chief Operating Officer of Molekule, Inc. from July 2022 and Chief Financial Officer of Molekule, Inc. from January 2022 and previously served as the Chief Financial Officer of Payactiv, Inc. from February 2019 to June 2021. Before joining Payactiv, Inc., Mr. Pal served as a Managing Director at Barclays Capital between 2006 and 2012. Prior to Barclays Capital, Mr. Pal held positions of increasing responsibility at Salomon Brothers, Citibank and Citigroup between 1993 and 2006, before being promoted to Managing Director at Citigroup in 2002, and serving in such capacity until 2006. Mr. Pal holds a Bachelor of Arts degree in Mathematics from Reed College and a Bachelor of Science Degree in Engineering and Applied Science from the California Institute of Technology.

Our Board of Directors

The following table sets forth information regarding our directors as of March 22, 2023. The table contains each person’s biography as well as the qualifications and experience each person brings to our board of directors. Our board of directors consists of eight members, seven of whom met applicable regulatory and exchange listing independence requirements.

Name, Age, Business Experience and Current Directorships	Director Since
Amin J. Khoury, PhD (Hon), Age 83	2020

Dr. Khoury is one of our co-founders and has been the Chairman of our board of directors since May 2020. Previously, Dr. Khoury served as Chief Executive Officer and Chairman of the Board of Directors of KLX Inc. from its formation in December 2014 until its sale to The Boeing Company in October 2018. Dr. Khoury served as Chairman of the Board, Chief Executive Officer and Co-Chief Executive Officer of B/E Aerospace from its founding in 1987 until its sale to Rockwell Collins in 2017. Dr. Khoury also served as Chairman, Chief Executive Officer and President of KLX Energy from September 2018 until May 2020. Dr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014. Until 2012, for 26 years, Dr. Khoury also served as a director of Synthes, Inc., having earlier been Chairman of Synthes Maxillofacial, and a founding investor in Spine Products, Inc., which was acquired by Synthes in 1999. Synthes, a $4 billion annual revenue company, was the world’s leading manufacturer and marketer of orthopedic trauma implants and a leading global manufacturer and marketer of cranial-maxillofacial and spine implants before Dr. Khoury led an effort to merge Synthes with Johnson & Johnson in a $21 billion transaction in 2012. Dr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors and a Master’s Degree in Business Administration from Northeastern University. Dr. Khoury has served as a member of the Board of Trustees of Northeastern University since July 2018 and received an honorary doctorate from Northeastern University in May 2019. Dr. Khoury is a highly effective leader in organizational design and development matters and has been instrumental in identifying and attracting our managerial talent, team of highly accomplished scientists and board members. He has an intimate knowledge of the Company, our industry and our competitors. All of the above experience and leadership roles uniquely qualify him to serve as our Company’s Chairman of the board of directors.

David Helfet, M.D., Age 75	2020

Dr. Helfet is one of our co-founders and has served as our Chief Medical Officer and on our board of directors since May 2020. He is currently a Professor of Orthopedic Surgery at the Weill Medical College of Cornell University and Director of the Combined Orthopedic Trauma Service at both the Hospital for Special Surgery and New York-Presbyterian Hospital. He has served on several committees of the American Academy of Orthopedic Surgeons, the AO/ASIF Foundation (currently the Chairman of AO Documentation and Publishing), AO North America and the American Board of Orthopedic Surgery, among others. In addition, Dr. Helfet has been extensively involved in the Orthopedic Trauma Association, including as President from 1998 to 1999, and is still on its board as a past President. He was Assistant Professor of Orthopedic Surgery at Johns Hopkins University School of Medicine from 1982 to 1986, Associate Professor and Chief of Orthopedic Trauma at the University of South Florida School of Medicine/Tampa General Hospital from 1986 to 1991 and at the Cornell University Medical College from 1991 to 1998. Dr. Helfet has been the recipient of many honors and awards, has published extensively on orthopedic trauma topics and is annually ranked as one of New York Magazine’s “Best Doctors in New York” and Castle-Connolly’s “America’s Top Doctors.” Dr. Helfet completed his undergraduate studies at the University of Cape Town, receiving a Bachelor of Science degree in biochemistry with honors, followed by medical school, where he received Bachelor of Medicine and Bachelor of Surgery degrees in 1975. His internship and surgical residency were completed at Edendale Hospital in Pietermaritzburg, South Africa and at Johns Hopkins University in Baltimore, Maryland, followed by orthopedic residency also at Johns Hopkins University, then fellowships at the University of Bern, Insel Hospital in 1981 and at UCLA from 1981 to 1982. Dr. Helfet brings a unique perspective to our board of directors as a world renowned orthopedic surgeon, which, along with his intimate knowledge of our Company and our industry, uniquely qualifies him to serve as a member of our board of directors.

Michael Senft, Age 64	2020

Mr. Senft has served on our board of directors, and as the Lead Independent Director since June 2020. Over the past three years, Mr. Senft has served as a strategic advisor to several other venture stage companies, including acting as senior advisor to Critical Response Group, a venture-stage company established to apply battlefield protocols to homeland security applications. From 2014 to 2018, Mr. Senft served as Vice President — Chief Financial Officer, Treasurer and Head of Investor Relations of KLX Inc. Prior to his role at KLX Inc., Mr. Senft was an investment banker for over 30 years, including roles as Senior Managing Director at Moelis & Company, Global Head of Leveraged Finance at CIBC and Global Co-Head of Leveraged Finance at Merrill Lynch. Mr. Senft has also served on the Boards of Directors of B/E Aerospace, Del Monte Foods and Moly Mines Ltd. Mr. Senft received his Bachelor of Arts degree in Economics from Princeton University and his Master of Business Administration degree from the Stern School of Business at New York University. Mr. Senft’s education and extensive experience in strategic business planning, coupled with a deep understanding of our business, uniquely qualify him to serve as a member of our board of directors.

Thomas P. McCaffrey, Age 68	2021

Mr. McCaffrey has served on our board of directors since November 2021. He has been a member of the Board of Directors of KLX Energy since April 22, 2020. Mr. McCaffrey served as President, Chief Executive Officer and Chief Financial Officer of KLX Energy from May 2020 until July 2020 and as Senior Vice President and Chief Financial Officer of KLX Energy from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as Vice Chair of the Board of Trustees of Palm Beach Atlantic University and serves as a member of its various committees and is currently Chairman of its Audit Committee. Mr. McCaffrey received his Bachelor of Science degree in Business Administration with a concentration in Accounting from California Polytechnic State University-San Luis Obispo. Our board of directors benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of our business and extensive strategic planning and public company experience.

Heather Floyd, Age 44	2021

Ms. Floyd has served on our board of directors since November 2021. Ms. Floyd also currently serves as Vice President, Finance & Controller at Sequa Corporation (parent company of Chromalloy). Previously, Ms. Floyd served as Vice President — Finance and Corporate Controller of KLX Energy and Vice President — Finance and Corporate Controller of KLX Inc. from February 2014 until September 2021. Ms. Floyd has over 20 years of combined accounting, auditing, financial reporting and Sarbanes-Oxley compliance experience. Prior to joining KLX Inc., Ms. Floyd held various positions at B/E Aerospace, including most recently Vice President — Internal Audit. Prior to joining B/E Aerospace, Ms. Floyd served as an Audit Manager with Ernst & Young and in various accounting roles at Corporate Express, now a subsidiary of Staples. Ms. Floyd is a Certified Public Accountant licensed to practice in Florida. Ms. Floyd received her Bachelor of Science and Engineering and Bachelor of Business Administration in International Business and Trade from Florida Atlantic University. Ms. Floyd’s extensive accounting, auditing, financial reporting and public company experience qualify her to serve as a member of our board of directors.

Timothy J. Scannell, Age 58	2022

Mr. Scannell has been a director since May 2022. Mr. Scannell brings over 30 years of experience and success delivering market-leading results from his leadership roles at Stryker, one of the world’s leading medical technology companies. Mr. Scannell served as President and Chief Operating Officer of Stryker between 2018 and 2021, overseeing all of Stryker’s commercial businesses and regions globally. Prior to this, he served as group president for Stryker’s MedSurg & Neurotechnology businesses for ten years. Mr. Scannell currently serves as a director and non-executive chairman of the Board of Directors for Insulet Corporation and is a director on the boards of Novocure Limited, Renalytix plc and Collagen Matrix, Inc. Mr. Scannell attended the University of Notre Dame, where he received a bachelor’s degree in Business Administration and Marketing and his Master of Business Administration. Mr. Scannell’s extensive leadership experience, particularly with respect to public companies within the medical industry, qualify him to serve as a member of our board of directors.

Stephen M. Ward, Jr., Age 67	2022

Mr. Ward has been a director since November 2022. Mr. Ward is the retired President, Chief Executive Officer and a member of the Board of Directors of Lenovo Corporation, the international company formed by the acquisition of IBM Corporation’s personal computer business by Lenovo. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward has been a director of Carpenter Technology Corporation since 2001, where he is the Chair of the Corporate Governance Committee and a member of the Compensation and Science and Technology Committees. Mr. Ward is a founding team member and board member of C3.AI, an Artificial Intelligence SaaS company that develops software for business transformation, analytics and control. Mr. Ward is the Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of C3.AI. Mr. Ward served as a member of the Board of Directors of KLX Energy from September 2018 to May 2021. He also served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Ward was previously a board member and co-founder of E2open, a maker of enterprise software, a board member of E-Ink, a maker of high-tech screens for e-readers and computers, a director at Vonage Holdings Corp. from June 2021 to July 2022 until its sale to Telefonaktiebolaget LM Ericsson, an internet communications company, and a member of the board of QDVision, the developer and a manufacturer of quantum dot technology for the computer, TV and display industries until its sale to Samsung in 2016. Mr. Ward attended the California Polytechnic State University-San Luis Obisqo, where he received a bachelor’s degree in Mechanical Engineering. Our board of directors believes that Mr. Ward’s broad executive experience and focus on innovation enables him to share with our board of directors valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments and growth.

Brad Feld, Age 57	2023

Mr. Feld has been a director since January 2023 and served as a member of the Molekule, Inc. board of directors since April 2022. Mr. Feld is a founding partner of Foundry Group, a venture capital firm with more than $4 billion in assets under management. Mr. Feld has been a board member of, advisor to and investor in other well-known technology companies, including Fitbit (now owned by Alphabet), Zynga (now owned by Take-Two Interactive) and SendGrid (now owned by Twilio Inc.). Currently, Mr. Feld serves on the boards of a number of private companies as well, including Formlabs Inc., Glowforge Inc., Sphero, Inc. and Techstars, which Mr. Feld also co-founded. Mr. Feld holds a Bachelor of Science and a Master of Science in management science from the Massachusetts Institute of Technology. Our board of directors believes Mr. Feld’s qualifications to serve on our board of directors include his extensive investment experience and network in the technology sector.

Structure of the Board of Directors

Our board of directors consists of eight directors, and each director’s term expires at each annual meeting of stockholders.

In connection with our acquisition of Molekule, Inc., on January 12, 2023, certain stockholders of the Company and certain former stockholders of Molekule, Inc. representing approximately 56.6% of the voting power of our common stock entered into a Stockholders Agreement providing that such stockholders will take all reasonable actions to nominate the existing members of our board of directors to be members of our board of directors until immediately after our 2024 annual meeting of stockholders.

Director Independence

Our board of directors has determined that Dr. Helfet, Messrs. McCaffrey, Scannell, Senft, Ward and Feld and Ms. Floyd are each an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board of directors determines the independence of directors annually based on a review by the directors and the Nominating and Corporate

Governance Committee. In determining whether a director is independent, our board of directors determines whether each director meets the objective standards for independence set forth in the rules of Nasdaq.

Audit Committee

We have a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Ms. Floyd (Chair) and Messrs. McCaffrey, and Senft currently serve as members of the Audit Committee. Under the current SEC rules and the Nasdaq rules, all of the members are independent. Our Board has determined that Ms. Floyd and Messrs. McCaffrey are each an “audit committee financial expert” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

Compensation Committee

The Compensation Committee is currently composed of Messrs. McCaffrey, Scannell and Senft, Ms. Floyd and Dr. Helfet, with Mr. McCaffrey serving as chair. All of the members of the Compensation Committee are independent as defined by Nasdaq listing rules and are non-employee directors.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of Messrs. McCaffrey, Scannell and Senft, Ms. Floyd and Dr. Helfet, with Mr. Scannell serving as chair. All of the members of the Nominating and Corporate Governance Committee are independent as defined by the Nasdaq listing rules.

Code of Business Conduct

Our Board has adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and all other employees performing a similar function. We maintain a copy of our code of ethics and business conduct, including any amendments thereto and any waivers applicable to any of our directors and officers, on our website at www.molekule.com.

Item 11.Executive Compensation

This section discusses the material components of the executive compensation program for our “named executive officers.” As a “smaller reporting company” and an “emerging growth company”, each as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies and emerging growth companies. In 2022, our “named executive officers” were as follows:

●	Jason DiBona, Chief Executive Officer;
●	Ryan Tyler, Chief Financial Officer; and
●	Mark Krosney, Chief Scientific Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and 2021.

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Jason DiBona	2022	294,000	110,000	294,002	8,450	706,452
Chief Executive Officer	2021	280,000	165,000	2,955,130	8,450	3,408,580
Ryan Tyler	2022	231,000	140,000	173,252	—	544,252
Chief Financial Officer	2021	220,000	115,500	1,477,560	—	1,813,060
Mark Krosney	2022	—	—	—	162,504	162,504
Chief Scientific Officer	2021	—	—	—	162,504	162,504
(1)	Messrs. DiBona and Tyler earned annual cash bonuses for 2022 equal to $110,000 and $140,000, respectively, which were paid in March 2023. Messrs. DiBona and Tyler earned annual cash bonuses for 2021 equal to $165,000 and $115,500, respectively, which were paid in March 2022. Mr. Krosney did not earn an annual cash bonus for 2022 or 2021.
(2)	The amounts reported represent the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (without any reduction for risk of forfeiture), rather than the amounts paid to or realized by the named individual. For more information about our adoption of FASB ASC 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 11 to our consolidated audited financial statements for the fiscal year ended December 31, 2022 included elsewhere in this Annual Report.
(3)	Amounts in this column for 2022 represent: (i) for Mr. DiBona, total car allowance payments of $8,450; and (ii) for Mr. Krosney, aggregate consulting fees of $162,504. Amounts in this column for 2021 represent: (i) for Mr. DiBona, total car allowance payments of $8,450; and (ii) for Mr. Krosney, aggregate consulting fees of $162,504.

Narrative to Summary Compensation Table

2022 Salary and Consulting Fees

For 2022, Messrs. DiBona and Tyler received a base salary at a per annum rate of $294,000 and $231,000, respectively, to compensate them for services rendered to our Company.

The base salary payable to each of Messrs. DiBona and Tyler is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Mr. Krosney provided consulting services to us for the entirety of 2022 and did not receive a base salary. The aggregate amount of the consulting fees paid to Mr. Krosney in 2022 was equal to $162,504. There is no written consulting agreement with respect to the consulting services provided by Mr. Krosney.

2022 Bonuses

For 2022, Messrs. DiBona and Tyler were eligible to receive a discretionary annual cash bonus as determined by our board of directors in its sole discretion, targeted for Messrs. DiBona and Tyler at a percentage of base salary equal to 100% and 70%, respectively. We will pay annual cash bonuses of $110,000 and $140,000 to Messrs. DiBona and Tyler, respectively, in March 2023 for 2022 performance.

Equity Compensation

We adopted the 2021 Incentive Award Plan (the “2021 Plan”) in connection with the IPO in order to facilitate the grant of cash and equity incentives to directors, employees (including Messrs. DiBona and Tyler) and consultants (including Mr. Krosney) of our

Company and certain of its affiliates and to enable our Company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success.

On June 1, 2022, the Company granted Messrs. DiBona and Tyler 141,347 and 83,294 restricted stock units, respectively, under the 2021 Plan. For more information, please see “— Outstanding Equity Awards at Fiscal Year-End” below.

Employee Benefits

Health/Welfare Plans

In 2022, Messrs. DiBona and Tyler were eligible to participate in our health and welfare plans, including medical, dental and vision benefits, short-term and long-term disability insurance and life insurance.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards held by each named executive officer as of December 31, 2022.

			Stock Awards
Name	Grant Date		Number of shares that have not vested	Market Value of shares or units of stock that have not vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Jason DiBona	6/1/2022	(1)	141,347	442,416	—	—
	11/29/2021	(2)	119,159	372,968	—	—
	11/29/2021	(1)	38,131	119,350	—	—
Ryan Tyler	6/1/2022	(1)	83,294	260,710	—	—
	11/29/2021	(2)	59,579	186,482	—	—
	11/29/2021	(1)	19,066	59,677	—	—
Mark Krosney	—		—	—	—	—
(1)	Awards constitute restricted stock units that will vest in equal installments on each of the first three anniversaries of the grant date, subject to the applicable named executive officer’s continued service through the applicable vesting dates.
(2)	Awards constitute restricted stock units that will vest in equal installments on each of the first two anniversaries of the grant date, subject to the applicable named executive officer’s continued service through the applicable vesting dates.
(3)	Values are based on the closing price of $3.13 per share of our common stock on December 30, 2022, as quoted on the Nasdaq Capital Market.

Employment Agreements

We entered into employment agreements with each of Messrs. DiBona and Tyler on November 1, 2020, which were subsequently amended on May 1, 2021 (the “Original Employment Agreements”), providing for their positions as Chief Executive Officer and Chief Financial Officer, respectively. The Original Employment Agreements provided for (i) at-will employment and no fixed term, (ii) an annual base salary for Messrs. DiBona and Tyler of $280,000 and $220,000, respectively, and (iii) eligibility to receive a discretionary annual cash bonus, based upon achievement of annual performance targets, targeted for Messrs. DiBona and Tyler at a percentage of base salary equal to 100% and 70%, respectively.

Pursuant to their respective Original Employment Agreements, upon a termination of employment by us without Cause (as defined in the applicable Original Employment Agreement), each of Messrs. DiBona and Tyler would have received continued payment of his respective base salary for a period of six months following the applicable executive’s termination of employment. In addition, upon a termination of employment by us without Cause or by either of Messrs. DiBona and Tyler for Good Reason (as defined in the applicable Original Employment Agreement), in each case during the 12-month period following the occurrence of a Change of Control (as defined in the applicable Original Employment Agreement), the vesting of the applicable executive’s outstanding time-vesting equity awards would have accelerated and vested in full. In order to receive any of the foregoing severance payments and benefits, Messrs. DiBona and Tyler would have been required to execute a separation agreement containing a release of claims in favor of us.

On October 3, 2022, we entered into amended and restated employment agreements with each of Messrs. DiBona and Tyler, pursuant to which such executives continued as our Chief Executive Officer and Chief Financial Officer, respectively, each effective as of the closing of our acquisition of Molekule, Inc. on January 12, 2023, and which completely replaced and superseded the Original Employment Agreements (each such new employment agreement, a “New Employment Agreement”).

Pursuant to their respective New Employment Agreements, (i) Mr. DiBona receives a base salary of $350,000 and (ii) Mr. Tyler receives a base salary of $300,000. In addition, each of Messrs. DiBona and Tyler is eligible for a target annual bonus equal to 60% of each such executive’s annual base salary. Each New Employment Agreement provides that the base salary of the applicable executive officer may be adjusted from time to time but may not be adjusted below the executive’s base salary for the preceding year. In addition, each New Employment Agreement provides that no executive will be required to move his principal place of business to a location that is more than 30 miles from his current principal place of business.

In addition, pursuant to their respective New Employment Agreements, each of Messrs. DiBona and Tyler is not eligible to receive severance payments or benefits in the event of a resignation for Good Reason, (as defined in the applicable New Employment Agreement) constructive termination or similar event. However, in the event that any of Messrs. DiBona and Tyler is terminated by us without Cause (as defined in the applicable New Employment Agreement) at any time, such executive will be entitled to receive an amount equal to his base salary and employer-paid healthcare coverage for a severance period of 12 months. To the extent any such termination occurs within 12 months following a Change of Control (as defined in the applicable New Employment Agreement), all of the executive’s time-based equity awards will become fully vested.

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

Mr. Krosney provided consulting services to us for the entirety of 2022. There is no written consulting agreement with respect to the consulting services provided by Mr. Krosney.

Director Compensation

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2022.

	Fees
	Earned or
	Paid in		All Other
	Cash	Stock Awards(l)(2)	Compensation	Total
Name(3)	($)	($)	($)	($)
Amin J. Khoury, PhD (Hon)	—	125,002	—	125,002
David Helfet, M.D.	—	110,001	—	110,001
Michael Senft	—	125,002	—	125,002
Thomas P. McCaffrey	—	120,001	—	120,001
Heather Floyd	—	120,001	—	120,001
Timothy J. Scannell	—	193,071	—	193,071
Stephen Ward	—	278,806	—	278,806
(1)	The amounts reported represent the aggregate full grant date fair value of applicable stock awards issued in 2022, calculated in accordance with FASB ASC Topic 718 (without any reduction for risk of forfeiture), rather than the amounts paid to or realized by the named individual. For more information about our adoption of FASB ASC Topic 718 and how we value stock-based awards (including assumptions made in such valuation), refer to Note 11 to our audited financial statements for the fiscal year ended December 31, 2022 included elsewhere in this Annual Report.
(2)	The table below shows the aggregate number of unvested restricted stock units held as of December 31, 2022 by each non-employee director who was serving as of December 31, 2022:

Unvested Restricted
Name	Stock Units (#)
Amin J. Khoury, PhD (Hon)	85,339
David Helfet, M.D.	73,319
Michael Senft	85,339
Thomas P. McCaffrey	82,935
Heather Floyd	82,935
Timothy J. Scannell	92,289
Stephen Ward	92,000
(3)	Since Mr. Feld joined our board of directors on January 12, 2023 and did not receive any compensation for 2023 from us during the fiscal year ended on December 31, 2022, he is not shown in the table.

2022 Equity Awards

On May 11, 2022, we granted 37,000 restricted stock units to Mr. Scannell. On June 1, 2022, we granted 60,097 restricted stock units to each of Dr. Khoury and Mr. Senft, 52,885 restricted stock units to Dr. Helfet, 57,693 restricted stock units to each of Mr. McCaffrey and Ms. Floyd and 55,289 restricted stock units to Mr. Scannell. On November 10, 2022, we granted 92,000 restricted stock units to Mr. Ward. Each award of restricted stock units is eligible to vest in three equal installments on each of the first three anniversaries of the grant date, subject to the applicable director’s continued service to us through the applicable vesting date. Notwithstanding the foregoing, any unvested portion of a director’s award of restricted stock units will vest in full immediately prior to the consummation of a change in control (as defined in the applicable award agreement), subject to the applicable director’s continued service to us through such date.

Director Deferred Compensation Plan

Effective January 1, 2022, we adopted the Non-Employee Directors Stock and Deferred Compensation Plan (the “Director Deferred Compensation Plan”). As of the date of this Annual Report, none of our directors have made elections under the Director Deferred Compensation Plan.

An aggregate of up to 277,273 shares of our common stock may be delivered pursuant to the Director Deferred Compensation Plan. Subject to the terms and conditions of the Director Deferred Compensation Plan, each non-employee director may elect to defer his or her eligible compensation for any calendar year. Eligible compensation includes retainer and/or meeting fees for services as a director, which may be payable in cash or shares of our common stock. With respect to cash compensation, a director may elect, in lieu of cash, to receive such compensation in shares of our common stock, to defer such compensation in a cash account or to defer such compensation in a stock unit account (or any combination thereof). With respect to equity compensation, a director may elect, in lieu of common stock, to defer all or a portion of such compensation in a stock unit account. The portion of eligible compensation subject to deferral or payment in shares of our common stock is limited to increments of 25%, 50%, 75% and 100%.

If an eligible director makes an election to defer the receipt of his or her compensation in cash, then each quarter, the participant’s cash account will be credited with earnings reasonably determined by the plan administrator to be allocable to such account. If an eligible director makes an election to defer the receipt of his or her stock or cash compensation in a stock unit account, although such participant will not be entitled to any voting or other stockholder rights with respect to stock units granted or credited under the Director Deferred Compensation Plan, each quarter, such participant’s stock unit account will be credited with additional stock units equal to the amount of dividends paid during the quarter on a number of shares equal to the aggregate number of stock units in the stock unit account divided by the average fair market value of a share of common stock as of the applicable crediting date. All stock units or other amounts credited to a participant’s account will at all times be fully vested and not subject to a risk of forfeiture.

In the event of a Change in Control (as defined in the Director Deferred Compensation Plan), or in the event that a participant ceases to serve as a director, the crediting of amounts to a cash account and the crediting of stock units to a stock unit account would accelerate to the date of the Change in Control or termination of service. Our Board may terminate or discontinue the Director Deferred Compensation Plan at any time, and the Director Deferred Compensation Plan will automatically terminate upon a Change in Control. No benefits will accrue in respect of eligible compensation earned after a discontinuance or termination of the Director Deferred Compensation Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

In conjunction with our IPO, we adopted the 2021 Plan, the Employee Stock Purchase Plan (the “ESPP”) and the Director Deferred Compensation Plan. We have not yet granted any awards or securities under the ESPP or the Director Deferred Compensation Plan.

The following table summarizes equity compensation plan information for the 2021 Plan, the ESPP and the Director Deferred Compensation Plan, all stockholder approved, as a group, as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (#)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (#)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	1,183,113	n/a (2)	3,196,712
Equity Compensation Plans not Approved by Stockholders	n/a	n/a	n/a
Total	1,183,113	—	3,196,712
(1)	This column is comprised of 1,183,113 shares of our common stock subject to unvested restricted stock units granted under the 2021 Plan.
(2)	The weighted-average exercise price is required to be calculated based solely on the exercise prices of outstanding options (there were none as of December 31, 2022) and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock units, which have no exercise price.
(3)	This column is comprised of (i) 2,780,803 shares of our common stock that remain available for future issuance under the 2021 Plan, (ii) 277,273 shares of our common stock that remain available for future issuance under the Director Deferred Compensation Plan and (iii) 138,636 shares of our common stock that remain available for future issuance under the ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company’s common stock as of March 22, 2023, except as otherwise noted, by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock of the Company, (ii) each of the Company’s named executive officers, (iii) each of the Company’s directors and (iv) all of the Company’s executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 30,427,750 shares of common stock outstanding at March 22, 2023. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to restricted stock units held by that person or entity that are vested or that will vest within 60 days of March 22, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Molekule Group, Inc., 10455 Riverside Drive, Palm Beach Gardens, FL 33410.

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
5% Stockholders
Foundry Group Next, L.P.(1)	7,217,710	23.7%
Entities associated with Crosslink(2)	2,355,290	7.7%
Entities associated with Uncork Capital(3)	1,702,824	5.6%
Lewis Pell(4)	1,569,060	5.2%
Named Executive Officers and Directors
Amin J. Khoury, PhD (Hon)(5)	4,132,414	13.6%
David Helfet, M.D.(6)	770,107	2.5%
Mark Krosney	256,728	*
Michael Senft(7)	50,483	*
Thomas P. McCaffrey(8)	199,129	*
Heather Floyd(9)	12,621	*
Timothy J. Scannell(10)	12,333	—
Stephen M. Ward, Jr.(11)	—	—
Brad Feld(1)	7,217,710	23.7%
Jason DiBona(12)	138,224	*
Ryan Tyler(13)	69,112	*
All Executive Officers and Directors as a Group (12 persons)(14)	13,079,697	43.0%

*Less than one percent.

(1)	Based solely on information reported in a Schedule 13D, filed with the SEC on January 23, 2023 by Foundry Group Next, L.P. (“Foundry”). As reported in such filing, Foundry has shared voting power with respect to 7,217,710 shares and shared dispositive power with respect to 7,217,710 shares. Foundry is the holder of the shares of common stock reported therein, and each of (i) Foundry’s general partner, FG Next GP, L.L.C. (“Foundry GP”), and (ii) Brad Feld, as managing director of Foundry GP, may be deemed to be indirect beneficial owners of such shares. Foundry GP and Brad Feld disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The principal business address of Foundry is 645 Walnut St., Boulder, CO 80306. Following the closing of the Molekule merger, Brad Feld received a one-time initial grant of 92,000 Restricted Stock Units.
(2)	Consists of the aggregate holdings of common stock of: (i) Crosslink Crossover Fund VII, L.P. (“Crossover VII”), (ii) Crosslink Crossover Fund VIII, L.P. and Crosslink Crossover Fund VIII-B, L.P. (collectively, the “Crossover VIII Funds”); (iii) Crosslink Endeavour Fund I, L.P. (“Crosslink Endeavour”); (iv) Crosslink Ventures VII, L.P. and Crosslink Ventures VII-B, L.P. (collectively, the “Crosslink Ventures Funds”); and (v) Crosslink Bayview VII, L.L.C. Crosslink Capital, Inc. (“Crosslink Inc.”) serves as the investment adviser of the Crosslink Ventures Funds, Crosslink Bayview VII, L.L.C., Crossover VII and the Crossover VIII Funds and has shared voting and investment control over the shares held by such entities and may be deemed to beneficially own the shares held by such entities. Crosslink LLC serves as the investment adviser of Crosslink Endeavor and has shared voting and investment control over the shares held by such entity and may be deemed to beneficially own the shares owned by such entity. The shares held by Crossover VII may be deemed to be indirectly beneficially owned by its general partner, Crossover Fund VII Management, L.L.C. The shares held by the Crossover VIII Funds may be deemed to be indirectly beneficially owned by their general partner, Crossover Fund VIII Management, L.L.C. The shares held by Crosslink Endeavour may be deemed to be indirectly beneficially owned by its general partner, Endeavour I Holdings, L.L.C. The shares held by the Crosslink Ventures Funds may be deemed to be indirectly beneficially owned by their general partner, Crosslink Ventures VII Holdings, L.L.C. The shares held by Crosslink Bayview VII, LLC may be deemed to be indirectly beneficially owned by its manager, Crosslink Ventures VII Holdings, L.L.C. Michael J. Stark is the control person of Crosslink Inc. In that capacity, he shares voting and dispositive power over the shares held by Crossover VII, the Crossover VIII Funds, the Crosslink Ventures Funds and Crosslink Bayview VII, LLC and may be deemed to beneficially own the shares held by such entities. Michael J. Stark, David R. Silverman and Eric J. Chin are the control persons of Crosslink LLC, and in that capacity, they share voting and dispositive power over the shares held by Crosslink Endeavour and may be deemed to beneficially own the shares held by such entity. Crosslink Inc. and Crosslink LLC are related entities and may constitute a group with respect to the shares. Those entities and their control persons may be deemed to beneficially own the shares beneficially held by Crossover VII, the Crossover VIII Funds, the Crosslink Ventures Funds, Crosslink Bayview VII, L.L.C. and Crosslink Endeavour. The aforementioned general partners, Michael J. Stark, David R. Silverman and Eric Chin disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The principal business address of the foregoing entities is 2180 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(3)	Consists of the aggregate holdings of: (i) SoftTech VC IV, LP; (ii) SoftTech VC PLUS, LP; and (iii) Uncork Plus II LP. The shares held by the foregoing entities may be deemed to be indirectly beneficially owned by (i) their general partners, respectively, SoftTech VC IV, LLC, SoftTech VC PLUS, LLC and Uncork Plus II GP, LLC (collectively, the “Uncork GPs”) and (ii) Jean-Francois Clavier, the managing member of each of the Uncork GPs. The Uncork GPs and Jean-Francois Clavier disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The principal business address of the foregoing entities is c/o Uncork Capital, 500 2nd Street, 3rd Floor San Francisco, CA 94107.
(4)	Based solely on information reported in a Schedule 13G, filed with the SEC on February 14, 2022, by Mr. Pell. As reported in such filing, Mr. Pell has sole voting power with respect to 1,569,060 shares and sole dispositive power with respect to 1,569,060 shares.
(5)	Includes 12,621 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 735,338 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(6)	Includes 10,517 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 73,919 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(7)	Includes 12,621 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 85,338 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(8)	Includes 12,621 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 82,934 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023. Does not include 186,509 shares of common stock held by the 2012 McCaffrey Family Trust.
(9)	Includes 12,621 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 82,934 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(10)	Excludes 79,956 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(11)	Excludes 92,000 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(12)	Includes 138,224 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 561,776 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.
(13)	Includes 69,112 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 630,888 shares of common stock underlying restricted stock units do not vest within 60 days of March 22, 2023.
(14)	Includes 489,173 shares of common stock underlying vested restricted stock units that have not yet settled and excludes 2,916,580 shares of common stock underlying restricted stock units that do not vest within 60 days of March 22, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our Board adopted a written policy pursuant to which our Audit Committee will be presented with a description of any related party transactions for them to consider for approval. The policy is designed to operate in conjunction with and as a supplement to the provisions of our Code of Ethics and Business Conduct, a copy of which is posted on our website investors.molekule.com.

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

Other than compensation arrangements, we describe below transactions and series of similar transactions since January 1, 2022, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers or holders of more than 5% of any class of our voting securities, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Our Chairman, Dr. Khoury, owns 50% of the limited liability company that is the landlord for our corporate headquarters. Annual rent under our lease is $260,000, increasing 2.5% on each anniversary. The lease term is 10 years beginning from March 1, 2021. As of December 31, 2022, the Company’s remaining payments under the lease approximated $2,430,820.

Upon the completion of our IPO, we entered into a registration rights agreement with our Chairman and each of our other stockholders that held 10% or more of our outstanding shares of common stock upon completion of the IPO. On January 12, 2023, we amended and restated this registration rights agreement to include Crosslink Inc. and Foundry. The registration rights agreement provides (x) our Chairman, Crosslink Inc. and Foundry with “demand” registration and customary “piggyback” registration rights and (y) our other stockholders party to the registration rights agreement with customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under the Securities Act of 1933, as amended.

See “Part III, Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table sets forth by category of service the fees incurred in engagements performed by Citrin Cooperman & Company, LLP for professional services rendered to the Company for the fiscal years ended December 31, 2022 and December 31, 2021.

	Year ended December 31, 2022 ($)	Year ended December 31, 2021 ($)
Audit Fees(1)	270,000	176,500
Audit-Related Fees(2)	53,000	55,250
Tax Fees	-	-
All Other Fees	-	-
Total Fees	323,000	231,750

(1) Audit Fees consisted of professional services rendered in connection with the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10‑Q.

(2) Audit-related fees pertain to services provided in connection with the Company’s offering statement on Form 1-A and other documents, including comfort letters and consents, issued in connection with the Company’s offering pursuant to Regulation A of the Securities Act and subsequent listing of our common stock on the Nasdaq Capital Market.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit and audit-related services, tax services and other services provided by Citrin Cooperman & Company, LLP.

Any services provided by Citrin Cooperman & Company, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimis exception prior to the completion of an audit engagement. In 2022, none of the fees paid to Citrin Cooperman & Company, LLP were approved pursuant to the de minimis exception.

Auditor Name: CITRIN COOPERMAN & COMPANY, LLP
Auditor Location: New York, New York

PCAOB ID: 2468

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report:

Article I.Financial Statements. See Index to Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

Article II.Financial Statement Schedules. All other schedules have been omitted because the required information is not applicable or the information is included in the financial statements or the notes thereto.

Article III.Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1+

Agreement and Plan of Merger, dated October 3, 2022, by and among AeroClean Technologies, Inc., Air King Merger Sub Inc. and Molekule, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41096) filed with the SEC on October 4, 2022.

2.2+

Agreement and Plan of Merger, dated February 26, 2023, by and among Molekule Group, Inc., Avatar Merger Sub Ltd. and Aura Smart Air Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-41096) filed with the SEC on February 27, 2023.

3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on January 13, 2023).
4.2	Form of Share Purchase Option (incorporated by reference to Exhibit 3.2 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).
4.3

Amended and Restated Registration Rights Agreement, dated January 12, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).

4.4	Stockholders Agreement, dated January 12, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).
4.5

Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 6.10 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

4.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 6.11 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).
4.7*	Description of securities registered under Section 12 of the Securities Exchange Act of 1934.
10.1†

Molekule Group, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on November 29, 2021).

10.2†

Molekule Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on November 29, 2021).

10.3†

Molekule Group, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-261396), filed with the SEC on November 29, 2021).

10.4†

Molekule Group, Inc. 2021 Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-261395), filed with the SEC on November 29, 2021).

10.5†

Consultant Agreement, dated as of May 1, 2020, between CleanCo Bioscience Group LLC and Jason DiBona (incorporated by reference to Exhibit 6.2 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.6†

Amended and Restated Employment Agreement by and among Jason DiBona and AeroClean Technologies, Inc., dated October 3, 2022 (incorporated by reference Exhibit 10.5 of the Current Report on Form 8-K filed on October 4, 2022).

10.7†

Confidentiality, Non-Competition, Non-Solicitation and Inventions Assignment Agreement, dated as of November 1, 2020, by and between AeroClean Technologies, LLC and Jason DiBona (incorporated by reference to Exhibit 6.4 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.8†

Amended and Restated Employment Agreement by and among Ryan Tyler and AeroClean Technologies, Inc., dated October 3, 2022 (incorporated by reference Exhibit 10.6 of the Current Report on Form 8-K filed on October 4, 2022).

10.9†

Confidentiality, Non-Competition, Non-Solicitation and Inventions Assignment Agreement, dated as of November 1, 2020, by and between AeroClean Technologies, LLC and Ryan Tyler (incorporated by reference to Exhibit 6.6 to the Company’s Offering Statement (File No. 024-11650), filed with the SEC on September 21, 2021, as amended).

10.10†

Executive Employment Agreement by and among Ritankar Pal and AeroClean Technologies, Inc., dated October 3, 2022 (incorporated by reference Exhibit 10.8 of the Current Report on Form 8-K filed on October 4, 2022).

10.11†

Confidentiality, Non-Competition, Non-Solicitation and Inventions Assignment Agreement, dated as of October 3, 2022 by and between AeroClean Technologies, LLC and Ritankar Pal (incorporated by reference Exhibit 10.8 of the Current Report on Form 8-K filed on October 4, 2022).

10.12*˄˄	License Agreement, dated as of August 11, 2008, between Advanced Technologies & Testing Labs, Inc. and the University of Florida Research Foundation, Inc., as amended.
10.13*˄˄	License Agreement, dated as of July 15, 2015, between Transformair, Inc. and the University of South Florida Research Foundation, Inc., as amended.
10.14*˄˄	Confirmatory Assignment Agreement, dated as of February 20, 2019, between Advanced Technologies & Testing Laboratories, Inc. and Molekule, Inc.
10.15*#	Mezzanine Loan and Security Agreement, dated as of March 22, 2021, by and between Silicon Valley Bank and Molekule, Inc.
10.16*#	First Loan Modification Agreement to the Mezzanine Loan and Security Agreement, dated as of May 19, 2022, by and between Silicon Valley Bank and Molekule, Inc.
10.17*#	Second Loan Modification Agreement to Mezzanine Loan and Security Agreement, dated as of October 1, 2022, by and between Silicon Valley Bank and Molekule, Inc.
10.18*#	Joinder and Sixth Loan Modification Agreement, dated as of January 12, 2023, by and among Silicon Valley Bank, Molekule, Inc. and Molekule Group, Inc.
10.19*#	Loan and Security Agreement, dated as of June 24, 2016, by and between Silicon Valley Bank and Molekule, Inc.
10.20*#	Amended and Restated Loan and Security Agreement, dated as of August 29, 2019, by and between Silicon Valley Bank and Molekule, Inc.
10.21*#	First Loan Modification Agreement to the Loan and Security Agreement, dated as of March 9, 2020, by and between Silicon Valley Bank and Molekule, Inc.
10.22*#	Second Loan Modification Agreement to the Loan and Security Agreement, dated as of July 19, 2020, by and between Silicon Valley Bank and Molekule, Inc.
10.23*#	Third Loan Modification Agreement to the Loan and Security Agreement, dated as of March 22, 2021, by and between Silicon Valley Bank and Molekule, Inc.
10.24*#	Fourth Loan Modification Agreement to the Loan and Security Agreement, dated as of May 19, 2022, by and between Silicon Valley Bank and Molekule, Inc.
10.25*#	Fifth Loan Modification Agreement to the Loan and Security Agreement, dated as of October 1, 2022, by and between Silicon Valley Bank and Molekule, Inc.
10.26*#	Joinder and Third Loan Modification Agreement, dated as of January 12, 2023, by and among Silicon Valley Bank, Molekule, Inc. and Molekule Group, Inc.
10.27*#	Master Lease Agreement, dated as of June 19, 2020, by and between Trinity Capital Inc and Molekule, Inc.
10.28*#	Amendment to the Master Lease Agreement, dated as of August 25, 2021, by and between Trinity Capital Inc and Molekule, Inc.

10.29*#	Second Amendment to the Master Lease Agreement, dated as of June 1, 2022, by and between Trinity Capital Inc and Molekule, Inc.
10.30*#	Joinder to Master Lease Agreement, dated as of January 12, 2023, by and among Trinity Capital Inc., Molekule, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Citrin Cooperman & Company, LLP. As of March 31, 2023
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

*Filed herewith

**Furnished herewith

†Management contract or compensatory plan or arrangement

+

Schedules and exhibits to this exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

˄˄	Portions of the exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023

MOLEKULE GROUP, INC.
By:	/s/ Jason DiBona
Name:	Jason DiBona
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Jason DiBona	Chief Executive Officer (Principal Executive Officer)	March 31, 2023
Jason DiBona

/s/ Ryan Tyler	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Ryan Tyler

/s/ Amin J. Khoury	Chairman of the Board	March 31, 2023
Amin J. Khoury, PhD (Hon)

/s/ David Helfet	Director	March 31, 2023
David Helfet, M.D.

/s/ Michael Senft	Director	March 31, 2023
Michael Senft

/s/ Thomas P. McCaffrey	Director	March 31, 2023
Thomas P. McCaffrey

/s/ Heather Floyd	Director	March 31, 2023
Heather Floyd

/s/ Timothy J. Scannell	Director	March 31, 2023
Timothy J. Scannell

/s/ Stephen M. Ward, Jr.	Director	March 31, 2023
Stephen M. Ward, Jr.

/s/ Brad Feld	Director	March 31, 2023
Brad Feld

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Molekule Group, Inc. (fka AeroClean Technologies, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Molekule Group, Inc. (fka AeroClean Technologies, Inc.) and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in members’/stockholders’equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit, and expected working capital needs to fund its combined operations and meet debt obligations as a result of the acquisition of Molekule, Inc. in January 2023, raise substantial doubt about its ability to continue as a going concern. The Company’s continued operations are dependent upon its ability to raise additional funds through debt or equity financing. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all.   Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Uncertainties Regarding the Disruptions in U.S. Banking System

As discussed in Note 1 to the financial statements, in March 2023, the shut-down of certain financial institutions raised economic concerns over disruption to the U.S. banking system.  Given the uncertainty of the situation, the related financial statement impact cannot be reasonably estimated at this time.   Our opinion is not modified with respect to that matter.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification Topic 842, Leases, as of January 1, 2022 using the modified retrospective transition approach. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 31, 2023

MOLEKULE GROUP, INC. AND SUBSIDIARY (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$22,062,657	$19,629,649
Accounts receivable	36,188	177,064
Prepaid expenses and other current assets	665,395	1,124,998
Inventories	2,020,713	645,942
Total current assets	24,784,953	21,577,653
Property and equipment, net	2,119,134	2,123,428
Operating lease right-of-use asset	1,606,485	—
Goodwill	626,647	—
Other assets	21,667	21,667
Total assets	$29,158,886	$23,722,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,220,082	$927,194
Accrued expenses and other current liabilities	1,228,402	583,885
Current operating lease liability	113,769	—
Total current liabilities	4,562,253	1,511,079
Long-term liabilities:
Warrant liability	3,372,000	—
Long-term operating lease liability	1,521,431	—
Deferred tax liability	—	501,254
Total liabilities	9,455,684	2,012,333
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preference Shares, $0.01 par value; 11,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 110,000,000 shares authorized; 15,496,932 and 13,877,636 issued and outstanding as of December 31, 2022 and 2021, respectively	154,969	138,776
Additional paid-in capital	27,465,024	23,319,499
Accumulated deficit	(7,916,791)	(1,747,860)
Total stockholders’ equity	19,703,202	21,710,415
Total liabilities and stockholders’ equity	$29,158,886	$23,722,748

See accompanying notes to the consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARY (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Product revenues	$227,186	$616,511
Cost of sales	112,559	338,896
Gross profit	114,628	277,615
Operating expenses:
Selling, general and administrative	15,453,261	4,327,998
Research and development	1,954,552	4,193,362
Total operating expenses	17,407,813	8,521,360
Loss from operations	(17,293,185)	(8,243,745)
Change in fair value of warrant liability	(10,623,000)	—
Loss before income tax benefit	(6,670,185)	(8,243,745)
Income tax benefit	501,254	320,138
Net loss	(6,168,931)	(7,923,607)
Net loss per share:
Basic and diluted	$(0.42)	$(0.74)
Weighted-average common shares outstanding:
Basic and diluted	14,676,369	10,675,765

See accompanying notes to the consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARY (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY

						Additional		Total Members’/
	Class A			Common Stock		Paid-in	Accumulated	Stockholders'
	Units	Amount		Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	8,081,578		$10,751,274	—	$—	$—	$(8,223,407)	$2,527,867
Reclassification of accumulated deficit	—		(8,223,407)	—	—	—	8,223,407	—
Issuance of equity units	5,073,056		5,073,056	—	—	—	—	5,073,056
Initial public offering of common stock, net of underwriting discounts, commissions and issuance costs	—		—	2,514,000	25,140	21,641,265	—	21,666,404
Corporate conversion	(13,428,948)		(1,528,222)	11,363,636	113,636	1,414,586	—	—
Stock compensation expense	274,314		924,438	—	—	263,649	—	1,188,087
Net loss	—		(6,997,139)	—	—	—	(926,468)	(7,923,607)
Corporate conversion tax-effect	—		—	—	—	—	(821,392)	(821,392)
Balance, December 31, 2021	—	—	—	13,877,636	138,776	$23,319,499	$(1,747,860)	$21,710,415
Issuance of common stock and warrants	—		—	1,531,192	15,312	894,458	—	909,770
Issuance of common stock for business acquisition	—		—	88,104	881	275,766	—	276,647
Stock-based compensation	—		—	—	—	2,975,301	—	2,975,301
Net loss	—		—	—	—	—	(6,168,931)	(6,168,931)
Balance, December 31, 2022	—		$—	15,496,932	$154,969	$27,465,024	$(7,916,791)	$19,703,202

See accompanying notes to the consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARY (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,168,931)	$(7,923,607)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Offering costs associated with warrant liability	1,326,212	—
Change in fair value of warrant liability	(10,623,000)	—
Deferred tax benefit	(501,254)	(320,138)
Depreciation	160,924	79,646
Equity-based compensation	2,975,301	1,188,086
Non-cash lease expense	125,420
Changes in operating assets and liabilities:
Accounts receivable	140,876	(177,064)
Inventories	(1,374,771)	(645,942)
Other current and non-current assets	459,603	(841,836)
Accounts payable	2,292,896	595,119
Accrued expenses and other liabilities	644,517	250,649
Lease liabilities	(96,705)	—
Net cash used in operating activities	(10,638,912)	(7,795,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,631)	(1,748,392)
Acquisitions, net of cash acquired	(350,000)	—
Net cash used in investing activities	(506,631)	(1,748,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	15,000,000	5,173,599
Proceeds from issuance of common stock from initial public offering	—	25,140,000
Payment of issuance costs	(1,421,449)	(3,473,588)
Proceeds from loan from related party	—	1,000,000
Repayment of loan from related party	—	(1,000,000)
Net cash provided by financing activities	13,578,551	26,840,011

Net increase in cash	2,433,008	17,296,532
Cash, beginning of period	19,629,649	2,333,117
Cash, end of period	$22,062,657	$19,629,649
Supplemental schedule of non-cash activities:
Cash paid for interest	$—	$7,465

See accompanying notes to the consolidated financial statements.

MOLEKULE GROUP, INC. (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Description of Business

AeroClean Technologies, Inc. (the “Company”) was initially formed as CleanCo Bioscience Group LLC (“CBG”) in the State of Florida on September 2, 2011. Subsequent to its formation, CBG established a team of scientists, engineers and medical experts to provide solutions for the challenges posed by harmful airborne pathogens and resultant hospital acquired infections. On September 15, 2020, CBG converted into AeroClean Technologies, LLC as a Delaware limited liability company and is headquartered in Palm Beach Gardens, Florida. On November 23, 2021, AeroClean Technologies, LLC incorporated in the state of Delaware as AeroClean Technologies, Inc. See Note 3, Public Offering for a discussion of the Company’s recent initial public offering (the “Public Offering”). The Company is an interior space air purification technology company with an immediate objective of initiating full-scale commercialization of its high-performance interior air sterilization and disinfection products for the eradication of coronavirus and other harmful airborne pathogens. The Company was established to develop technology-driven, medical-grade air purification solutions for hospitals and other healthcare settings. The company also acquired GSI Germsweepusa Inc. (doing business as GSI Technology) as a wholly-owned subsidiary (See Note 14).

On January 12, 2023, in connection with the acquisition of Molekule, Inc., the Company changed its name from AeroClean Technologies, Inc. to Molekule Group, Inc. (see Note 15).

Liquidity and Going Concern

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

The Company incurred a net loss of $6,168,931, and its  net cash used in operating activities was $10,638,912 for the year ended December 31, 2022. In addition, the Company’s accumulated deficit was $7,916,791 at December 31, 2022. The Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit, expected working capital needs to fund its combined operations and new debt obligations as a result of the acquisition of Molekule, Inc. in January 2023 (see Note 15), raise substantial doubt about its ability to continue as a going concern. The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital, managing costs and generating sufficient revenues to offset costs. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. Accordingly, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Please see note 15. Subsequent Events for additional information regarding the impact of the Company’s acquisition of Molekule, Inc.

COVID-19 Pandemic

The Company continues to monitor the outbreak of COVID-19 and its variants, which continue to spread throughout the world and adversely impact global commercial activity and contribute to significant declines and volatility in financial markets. The Company’s ongoing research and development activities, including development of product prototypes and manufacturing activities, are all conducted in the United States, and as a result, the Company has been able to mitigate some of the adverse impact of the COVID-19 pandemic on its global supply chain.

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

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and include its wholly owned subsidiary, Germsweepusa, Inc. (“GSI Technology”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Significant estimates in these financial statements include those related to the fair value of equity-based compensation, revenue recognition, the incremental borrowing rate for leases, warrant liability, and deferred tax valuation allowance. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Revenue Recognition

The Company recognizes revenues related to sales of products upon the customer obtaining control of promised goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenues from product sales are recognized at a point in time, and revenue is recognized when title, and risk and rewards of ownership have transferred to the customer, which is generally upon shipment. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the arrangement.

Warranty Costs

The Company provides a three-year warranty on its Pūrgo device from the date of sale to its customers. The Company’s policy is to record a provision for estimated future costs related to warranty expense when they are probable and reasonably estimable, which is when revenue is recognized. There was no warranty accrual as of December 31, 2022 and 2021, respectively.

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

On November 23, 2021 in conjunction with the Public Offering, the Company incorporated in the State of Delaware. The Company recognizes and measures its unrecognized tax benefit in accordance with FASB ASC 740, Income Taxes. The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period, including the technical merits of those positions. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. For the years ended December 31, 2022, and 2021, the Company did not identify any uncertain tax positions taken or expected to be taken in an income tax return that would require adjustment to, or disclosure in, its financial statements.

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

Inventories

The Company values inventories at the lower of cost or net realizable value using the first-in, first-out or weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. Inventories on hand at December 31, 2022 and 2021 consisted primarily of spare parts and finished goods.

Property and Equipment

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production and straight-line method. The Company periodically reviews long-lived assets including the right-of-use assets for impairment whenever events or changes in business circumstance indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, the Company would recognize a loss for the difference. The Company has determined that long-lived assets were not impaired during the years ended December 31, 2022 and 2021.

Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees directly associated with in-process equity financing as deferred offering costs. Deferred offering costs were offset against the proceeds from the Public Offering.

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding restricted stock units and warrants. These potential common stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti-dilutive.

Share-based Payments

The Company accounts for share-based payments to employees and non-employees in accordance with the provisions of FASB ASC 718, Compensation — Stock Compensation (“ASC 718”). Under ASC 718, the Company measures the share-based compensation cost on the date of grant, based on the fair value of the award, and expense is recognized over the requisite service period. The fair value of the restricted stock units granted under the 2021 Long-Term Incentive Plan is the quoted closing price per share on the date of grant.

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

At December 31, 2022 and 2021, the carrying amounts of the Company’s financial instruments, including cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their respective fair value due to the short-term nature of these instruments.

Financial Instruments – Derivatives

The Company evaluates its financial instruments to determine if the financial instrument itself or if any embedded component of a financial instrument potentially qualifies as a derivative required to be separately accounted for in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”). The accounting for warrants issued to purchase shares of common stock of the Company is based on the specific terms of the respective warrant agreement. A warrant classified as a derivate liability is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting fair value adjustment recognized as other income or expense. Upon the occurrence of an event resulting in the warrant liability being subsequently classified as equity, or the exercise of the warrant or the conversion option, the fair value of the derivative liability will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then the derivative liability will be derecognized at such date-of-occurrence fair value.

Operating Segment

The Company operates in one segment. All of the Company’s assets are in the United States of America.

Concentrations of Credit Risk

The Company maintains its cash at a major financial institution with high credit quality, and at times, the balance in its cash deposits may exceed the Federal Deposit Insurance Corporation (the “FDIC”) limits of $250,000. The Company has not experienced and does not anticipate any losses on deposits with commercial banks and financial institutions that exceed federally insured limits.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure and as of the date of this financial statemetns, the Company held assets in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 13, 2023, the (“ FDIC”)  announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, Silicon Valley Bridge Bank, N.A (“SVBB”). SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. The Company has had full access to the assets in the sweep accounts since March 13, 2023. The uncertainty of the situation has the potential to have a financial impact to the Company that cannot be reasonably estimated at this time.

The Company’s suppliers and vendors include engineering firms and consultants, research and development companies, testing laboratories, contract manufacturers and other suppliers required to design, test and manufacture its products. The Company obtains some of its services from a limited group of vendors; however, the Company has neither experienced any significant disruptions nor expects any significant disruptions to its operations due to supplier concentration. There were no expenditures with any vendor that exceeded 10% of total expenditures for the year ended December 31, 2022. The Company’s largest and second supplier accounted for 13% and 11% of total expenditures, respectively  for the years ended December 31, 2022 and 2021, respectively, while its second largest supplier accounted for 11% and 33% of total expenditures for the year ended December 31, 2021.

Significant customers may change from year to year depending on the overall level of activity and the sales of the Company’s products to each customer. During the year ended December 31, 2022, the Company’s largest and second largest customers accounted for approximately 13% and 12% of the Company’s revenues, respectively. During the year ended December 31, 2022, the Company’s largest and second largest customers accounted for approximately 45% and 12% of the Company’s revenues, respectively.

Business Combinations and Acquisitions

The Company accounts for acquisitions as business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill as gain from a bargain purchase.

Goodwill

Goodwill represents the excess of the aggregate consideration paid for an acquisition over the fair value of the assets acquired and liabilities assumed.  The Company has recorded goodwill in connection with its business combination with GSI Technology on  October 1, 2022 (See Note 14). In accordance with U.S. GAAP, the Company will test goodwill for impairment annually in October each year or whenever events or circumstances make it more likely than not that impairment may have occurred. Such events and circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative performance indicators, or significant competition or changes in strategy.  For the purposes of that assessment, the Company has determined to assign the goodwill acquired in the business combination to a single reporting unit.

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

Recent Accounting Standards Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize most leases on their balance sheets as a right-of use asset with a corresponding lease liability. The update also expands the required quantitative and qualitative disclosures surrounding leases. The Company adopted ASC 842 on January 1, 2022 using the modified retrospective transition approach under ASC 842 to not restate comparative periods in transition and use the effective date of ASC 842 as the date of initial adoption. The Company only has one operating lease in place related to its warehouse, distribution facility and corporate headquarters for a 10-year term.   At the date of adoption, the Company’s remaining lease payments of $2,696,254  will be discounted using its incremental borrowing rate to record the right of use asset and corresponding lease liability. Refer to Note 8, Leases.

3.Public Offering

On November 29, 2021, the Company completed the Public Offering of 2,514,000 shares of its common stock, which included the partial exercise of the underwriters’ overallotment option, at a public offering price of $10.00 per share for aggregate gross proceeds of $25,140,000 and net proceeds of approximately $21,640,000 after deducting underwriting fees of approximately $2,200,000 and other offering costs of approximately $1,300,000.The Company issued a purchase option to the underwriters (“UPO”) exercisable within five years of the Public Offering for 5.0% of the shares of common stock issued, or 125,700 shares of common stock, at an exercise price of $12.50 per share. The Company’s common stock is listed on The Nasdaq Capital Market under the symbol “MKUL.” In connection with the Public Offering, on November 23, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation (the “Corporate Conversion”) and changed its name to AeroClean Technologies, Inc. In connection with the Corporate Conversion, the outstanding member units of 13,428,948 were converted into 11,363,636 shares of common stock at a conversion ratio of 0.8462. The Corporate Conversion has been adjusted retroactively for the purposes of calculating basis and diluted earnings per share. The Company’s certificate of incorporation authorizes 110,000,000 shares of common stock and 11,000,000  shares of preferred stock.

4.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums and amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed. Prepaid expenses and other current assets were $665,395 and $1,124,998 at December 31, 2022 and December 31, 2021, respectively.

5.            Inventories

Inventory consisted of the following:

	December 31,
	2022	2021
Raw materials	$712,752	$475,767
Finished goods	1,307,961	170,175
Total inventories	$2,020,713	$645,942

6.Property and Equipment

Property and equipment consisted of the following:

	Useful Life	December 31,
	(Years)	2022	2021
Leasehold improvements	Lesser of useful life or lease term	$847,217	$847,217
Machinery and tooling	7	1,270,652	1,123,391
Furniture and equipment	3 - 10	241,835	232,466
		2,359,704	2,203,074
Less: accumulated depreciation		240,570	79,646
		$2,119,134	$2,123,428

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production and straight-line method. Depreciation expenses were $160,924 and $79,646 for the years ended December 31, 2022 and 2021, respectively.

7.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 31,
	2022	2021
Accrued wages and bonus	$514,169	$408,418
Research and development	47,547	35,708
Professional and consulting fees	16,876	13,120
Accrued legal fees	439,901	29,512
Other accrued liabilities	209,909	97,127
Total accrued expenses and other current liabilities	$1,228,402	$583,885

8.            Leases

The Company adopted ASU No. 2016-02, Leases ASC Topic 842 effective January 1, 2022. The Company elected the modified retrospective transition method under ASC Topic 842 and as such information prior to January 1, 2022 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840-Leases). The Company elected the package of practical expedients which allows the Company to carry forward its historical lease classification assessment of whether a contract is or contains a lease and initial direct costs for leases that exist prior to adoption. The Company used its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity under common control of the Company’s co-founder and Chairman of the Board. The leased premises consist of 20,000 square feet of office and warehouse space and has a lease term of 10 years at an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis.

The company recognized a right of use asset of $1,731,905 and corresponding lease liability for this lease on January 1, 2022. For purposes of calculating the right of use asset and lease liability, the Company estimated that its incremental borrowing rate was 9.99% per annum.

Future minimum lease payments under noncancellable operating leases as of December 31, 2022 were as follows:

Years ending December 31,
2023	$272,058
2024	278,858
2025	285,829
2026	292,975
2027	300,299
Thereafter	1,000,801
Total Lease Payments	$2,430,820
Less: Imputed Interest	(795,620)
Total Lease Liability	$1,635,200

g

For the year ended December 31, 2022, the operating cash outflows for lease payments totaled $265,421 and the operating lease cost, recognized on a straight-line basis totaled $294,137. At December 31, 2022, the remaining lease term was 98 months.

9.            Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to legal proceedings in the normal course of operating its business. The outcome of litigation, regardless of the merits, is inherently uncertain. In August 2022, the Company received notice of a complaint filed in the U.S. District Court for the Southern District of New York (the “Court”) by Sterilumen, Inc. (“Sterilumen”), a wholly-owned subsidiary of Applied UV, Inc., in connection with the marketing and sale of the Company’s patented air purification products. In the complaint, the plaintiff alleged trademark infringement, violation of fair competition practices and damages to Sterilumen. On March 13, 2023, the Court dismissed Sterilumen’s claims with prejudice and ruled that the Company’s counterclaims remained extant. The Company subsequently agreed with Sterilumen that Sterilumen will not challenge the Court’s dismissal and will not bring any future claim against the Company alleging infringement from the use of SteriDuct or AeroClean and that the Company will file a notice to dismiss its counterclaims without prejudice. The Company did not establish a contingency reserve related to this matter.

The Company is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes will have a material adverse effect on its business, financial condition or results of operations.

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Company’s Board of Managers, for periods prior to the Corporate Conversion, and the Company’s Board of Directors (in either case, the “Board”), for periods following the Corporate Conversion. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to provide for the eligibility of each executive to receive restricted stock units upon the conversion of the Company to a Delaware corporation. See Note 3, Public Offering. Accordingly, the executives were granted an aggregate of 443,269 restricted stock units contemporaneously with the Public Offering. The Company also had agreements in place with independent contractors whereby the Company was required to compensate the independent contractors fifty percent in cash and fifty percent in equity. The equity consideration was contingent upon future events, including the conversion to a Delaware corporation and a new round of equity financing from third- party sources. On October 3, 2022, the employment agreements were amended in connection with the merger with Molekule Inc. See Note 15. Subsequent Events. Accordingly, the executives were granted an aggregate of 705,090 restricted stock units.

Guaranteed Payment – Effective August 10, 2022 the Company entered into a Sales Agency Agreement (the “Agency Agreement”) with a company to develop a market for its products in the United States for a period of one year with mutual option to renew annually for up to a term of five years. The Agency Agreement provides for payments on a monthly basis to the agent of an amount equal to the greater of the commissions earned and a guaranteed minimum ranging from $502,500 to $667,500. The Company expensed approximately $350,000 during the year ended ended December 31, 2022 in connection with the Agency Agreement.

Registration Rights Agreement – In connection with the Public Offering the Company entered into a registration rights agreement with the Chairman of its board and each of its other stockholders that held 10% or more of its outstanding common stock immediately upon completion of the Public Offering, providing (x) our Chairman with “demand” registration and customary “piggyback” registration rights, and (y) the other stockholders party to the registration rights agreement with customary “piggyback” registration rights. The registration rights agreement provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under the Securities Act of 1933, as amended.

10.           Related Party Transactions

The Company recorded an aggregate of $16,889 and $80,000 of revenues for units sold to related parties for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021 amounts included in accounts receivable were $9,616 and $63,290, respectively.

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

11.           Stockholders’ Equity

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

Preference Shares

The Company is authorized to issue up to 11,000,000 shares of preferred stock with a par value of $0.01. Under the Company’s certificate of incorporation and subject to the limitations prescribed by law, the Board may issue the Company’s preferred stock in one or more series and may establish from time to time the number of shares to be included in such series and may fix the designation, the voting powers, if any, and preferences and relative participating, optional or other rights, if any, of the shares of each such series and any qualifications, limitations or restrictions thereof. When and if the Company issues any shares of preferred stock, the Board will establish the number of shares and designation of such series and the voting powers, if any, and preferences and relative participating, optional or other special rights, and the qualifications, limitations and restrictions thereof, for the particular preferred stock series.

Long-Term Incentive Plan

In conjunction with the Public Offering, on November 23, 2021, the Company adopted the Employee Stock Purchase Plan, the 2021 Incentive Award Plan (as amended, the “Long-Term Incentive Plan” or the  “LTIP”),  and the Non-Employee Directors Stock and Deferred Compensation Plan (collectively, the “Plans”). During 2022, the Company increased the number of shares available for issuance under the LTIP from 1,386,364 to 3,963,916. The Company reserved 4,379,825 shares, collectively, for issuance or sale under the Plans. On November 29, 2021, at the closing of the Public Offering, the Company granted 443,269 restricted stock units to members of management (See Note 9, Commitments and Contingencies) and 182,999 restricted stock units to members of the Board under the Long-Term Incentive  Plan.

The Company maintains an LTIP under which the Company’s Compensation Committee has the authority to grant stock options; stock appreciation rights; restricted stock; restricted stock units; performance stock; performance units; and other forms of equity-based or equity-related awards.

During the year ended December 31, 2022, the Company granted restricted stock units to members of the Board and certain members of management. Restricted stock units grants vest over periods ranging from two to three years and are granted at the discretion of the Compensation Committee of the Company’s. Compensation cost is generally recorded on a straight‑line basis over the vesting term of the restricted stock units based on the grant date value using the closing trading price.

Stock-based compensation expense of $2,975,301 and $263,648 was recorded in selling, general and administrative expense for the years ended December 31, 2022 and 2021, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4,956,120 at December 31, 2022, which is expected to be recognized over the weighted average remaining life of 2.15 years at the weighted average  grant date fair value of $4.65 per restricted stock unit.

The following is the restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)
Outstanding January 1, 2022	626,268	10.00
Awarded	825,180	2.34
Vested	(268,335)	10.00
Forfeited	-
Outstanding December 31, 2022	1,183,113	4.65	2.15

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

Effective April 1, 2021, the Board approved the issuance of an aggregate of 274,314 Units, of which 140,085 Units were issued to independent contractors and 134,229 Units were issued to Board members as compensation for services provided. Certain of the Units were issued to independent contractors as consideration for services pursuant to existing agreements, which provided for payment of fifty percent in cash and fifty percent in equity (See Note 9, Commitments and Contingencies). The subscription agreements issued to the contractors included a provision that no payments for services rendered after March 31, 2021 will be in the form of equity. Non-cash stock compensation of $924,438 was recognized from these units.

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

The Warrant was classified as a liability, and as such, the gross proceeds and issuance costs were allocated to the Warrant liability based on its fair value with the residual being allocated to the common stock, resulting in the allocation of gross proceeds of $13,995,000 and $1,005,000 to the Warrant liability and common stock, respectively, and issuance costs of $1,326,212 and $95,237 were charged to expense and additional paid-in-capital respectively.

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

The Company measures the warrant at fair value by using the Black-Scholes model in each reporting period until it is exercised or expired, with changes in the fair values being recognized in the Company’s statement of operations .The Company performed a valuation of the new warrant and determined its  fair value at issuance to be $13,995,000, expected term 5.26 years, equity volatility 90% and risk-free rate of return 3.2%. The fair value, as of December 31, 2022, was $3,372,000, expected term 4.74 years, equity volatility 125% and risk-free rate of return 4%.

The Company issued a purchase option to the underwriters (the “Underwriter Option”) exercisable within five years of its IPO for 5.0% of the shares of its common stock issued in the IPO, or 125,700 shares of its common stock, at an exercise price of $12.50 per share. On June 21, 2022, 31,192 shares of the Company’s common stock was issued on a cashless basis pursuant to the Underwriter Option.

12.            Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the year. Diluted net loss per common share reflects the potential dilution from assumed conversion of all dilutive securities such as unvested restricted stock units and warrants using the treasury stock method. When the effects of the outstanding restricted stock units and warrants are anti-dilutive, they are not included in the calculation of diluted net loss per common share.

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	2022	2021
Net loss	$(6,168,931)	$(7,923,607)

Basic weighted average common shares	14,676,369	10,675,765
Diluted weighted average common shares	14,676,369	10,675,765

Basic net loss per common share	$(0.42)	$(0.74)

	Year Ended
	December 31,
	2022	2021
Outstanding Warrants	1,500,000	—
Restricted stock units, including market based RSUs	1,451,448	626,268
Total	2,951,448	626,268

13.           Income Taxes

Income tax benefit consisted of the following:

	December 31, 2022	December 31, 2021
Current Expense:
Federal	$—	$—
State	—	—
	—	—

Deferred Benefit:
Federal	414,299	266,278
State	86,955	53,860
	501,254	320,138
Total Income Tax Benefit	$501,254	$320,138

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and at December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Federal Net Operating Loss	$1,938,600	$205,018
State Net Operating Loss	219,293	42,419
Capitalized R&D	501,533	—
Fixed Assets	(506,458)	(536,567)
Tax Credits	67,911	5,968
Stock Compensation	782,991	66,822
Accrued Compensation and Other Expenses	94,811
Right of Use Assets	(388,355)	—
Lease Liability	395,297	—
Other	547	217
Prepaid Expenses	(160,854)	(285,131)

Total gross deferred tax assets/(liabilities)	2,945,316	(501,254)
Less valuation allowance	(2,945,316)	—
Net deferred tax assets/(liabilities)	$—	$(501,254)

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Federal Statutory Rate	21.0%	21.00%
Permanent Differences	(0.07)%	(0.10)%
Transaction Costs	(9.69)%	-
State Taxes	6.06%	4.32%
Credits	0.93%	0.48%
Valuation Allowance	(44.16)%	-
Change in Fair Value of Warrant Liability	33.4%	-
Effective Tax Rate	7.51%	25.70%

At December 31, 2022, the Company had federal and state net operating loss (NOL) carryforwards of approximately $9,231,000 and $6,908,000, respectively. The federal and state net operating losses (“NOL's”) were generated after 2017 and can be carried forward indefinitely.  At December 31, 2022, the Company had federal research and development (R&D) credit carryforwards of approximately $68,000.  If not utilized, the federal R&D credits will begin to expire in 2041.

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards. At December 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $2,945,000. The change in the valuation allowance during the year ended 2022 was approximately $2,945,000.

Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. The Company has not undertaken a formal analysis to determine if a change in ownership occurred during 2022 or 2021.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2022, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the 12 months ended December 31, 2022 and 2021.

14.           Business Combination

On October 1, 2022, the Company acquired GSI Technology, a company focused on deploying an analytics-based approach to indoor air quality by monitoring real-time air quality and work safety conditions in an innovative, integrated dashboard offering air quality, human capital and security for a purchase consideration of $350,000 in cash and the issuance of 88,104 shares of common stock, or $276,647 based on the fair value at closing. The full purchase price of $626,647 has been allocated to goodwill as the Company has determined that the fair value of assets acquired and liabilities assumed was zero. The transaction costs incurred in connection with this acquisition amounted to $87,865 and are included in the selling, general and administrative expenses.

The most valuable asset acquired was the assembled workforce (two founders) and subsumed as part of the transaction. The intent of acquiring GSI Technology was to support and drive the Company’s Public Sector and Enterprise IAQ sales and business development efforts. Historical revenues of GSI Technology were minimal and its customer base was not comprised of long-term contracts with high percentages of renewals to which value could be placed upon customer contracts. By the time the transaction closed, the Company had already concluded that GSIs underlying technology was still in alpha stage and unproven. Additionally, the Company completed the merger with Molekule Inc. whereby that underlying technology would be the foundation of the Company prospectively. GSI Inc. hasn’t generated any revenue since acquisition.

15.           Subsequent Events

Acquisition of Molekule Inc.

On January 12, 2023, the Company completed the acquisition of Molekule, Inc., which produces and sells air purification devices that can be used by both consumer and commercial users. These air purifiers incorporate the patented technology, photoelectrochemical oxidation (“PECO”), to capture and destroy a wide range of organic material, such as bacteria, viruses, mold and volatile organic compounds.

The Company’s mission is to establish itself as the leader in creating a safe indoor environment, free of dangerous pathogens, particles, allergens, mold and fungi, for the healthcare, commercial office, educational and transportation marketplaces. The Company’s goal is to become the leading provider of airborne pathogen-eradication solutions, through the application of air sanitization using its UV-C LED and UV light and filtration media technologies, and to create comprehensive solutions for at-risk enclosed spaces across hospitals, outpatient treatment facilities, universities and schools, senior living and nursing homes, non-hospital healthcare facilities, commercial buildings and the human transport and travel industries.

Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated October 3, 2022 by and among the Company, Air King Merger Sub Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), and Molekule, Inc., a Delaware corporation (“Molekule”), providing for, among other things, and subject to the terms and conditions therein, an all-stock merger transaction pursuant to which Merger Sub will merge with and into Molekule, with Molekule continuing as the surviving entity and a wholly-owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger (the “Effective Time”), the outstanding shares of Molekule common stock, par value $0.0001, that were issued and outstanding immediately prior to the effective time of the Merger (the “Molekule Common Stock”) (including shares of Molekule Common Stock resulting from the conversion of Molekule’s eligible preferred stock, but excluding dissenting shares and shares held in treasury), were converted automatically into, and the holders of such shares of Molekule Common Stock were entitled to receive, by virtue of the Merger and upon the terms and subject to the conditions set forth in the Merger Agreement, 14,907,210 fully paid and nonassessable shares of Company common stock, par value $0.01 per share (the “Company Common Stock”), that resulted in the Molekule stockholders in the aggregate, after taking into account the Company Common Stock underlying In-the-Money Company Warrants (as defined in the Merger Agreement) and the grants of restricted stock units (“RSUs”) by the Company to certain continuing Molekule employees which were deemed vested and outstanding as of immediately following the Effective Time, holding 49.5% of the Outstanding Shares (as defined in the “Merger Agreement’) (the “Merger Consideration”). Immediately following the closing of the merger, there were 30,427,750 shares of Company Common Stock outstanding, which does not include Company Common Stock that may be issued upon the vesting of RSUs.

At the Effective Time, each in-the-money Molekule warrant, by virtue of the Merger and without further action on the part of the holder thereof, converted into the right to receive, for each share of Molekule Common Stock subject to such in-the-money Molekule warrant (including shares of Molekule Common Stock issuable upon conversion of any Molekule preferred stock issuable upon exercise of any Molekule warrant), a portion of the Merger Consideration equal to the Merger Consideration that would have been payable in respect of such share had such in-the-money Molekule warrant been exercised immediately prior to the Effective Time less the exercise price with respect to such warrant. Each Molekule warrant issued and outstanding as of the Effective Time that was not an in-the-money Molekule warrant was automatically cancelled and terminated for no consideration immediately prior to the Effective Time.

At the Effective Time, each outstanding option to acquire Molekule Common Stock was cancelled and terminated for no consideration. Any shares of Molekule Common Stock that were available for issuance pursuant to Molekule’s 2015 stock plan (the “Residual Shares”) were converted at the Effective Time into the number of shares of Company Common Stock equal to the product of the number of such Residual Shares and the exchange ratio determined in accordance with the Merger Agreement (the “Assumed Shares”). The Company may issue the Assumed Shares after the Effective Time pursuant to the settlement of any equity awards granted under the Molekule 2015 stock plan, AeroClean’s 2021 Incentive Award Plan or any other AeroClean equity plan.

The initial purchase price allocation for the acquisition is expected to be completed by the end of the first quarter of 2023.

Upon closing of the acquisition of Molekule, Inc. on January 12, 2023, the Company assumed indebtedness under (1) a Loan and Security Agreement with Silicon Valley Bank, (2) a Mezzanine Loan and Security Agreement with Silicon Valley Bank and (3) a Facility Term Loan with Trinity Capital.

Senior Term Loan. In June 2016, Molekule, Inc. entered into a Loan and Security Agreement  with SVB (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Senior Term Loan”). The Company became a co-borrower under this agreement upon the closing of the Molekule Merger. At the closing of the Molekule Merger, the outstanding principal balance under the Senior Term Loan was $4.4 million. The Senior Term Loan bears interest at an annual rate equal to the greater of (x) the Prime Rate plus 1% or (y) 4.25%. As of the date of this Annual Report, the interest rate was 9.0% per year. The maturity date for the Senior Term Loan is April 1, 2026. Interest is payable monthly in arrears. The principal is repayable in 36 equal monthly installments beginning on May 1, 2023. The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by the Company and SVB. The Company also is required to maintain its primary operating and other deposit accounts and securities accounts with SVB and its affiliates.

Mezzanine Term Loan. In March 2021, Molekule, Inc. entered into a Mezzanine Loan and Security Agreement with SVB, pursuant to which SVB issued to Molekule, Inc. a $30.0 million mezzanine term loan (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Mezzanine Term Loan”), consisting of a Mezzanine Term Loan A tranche of $15.0 million and a Mezzanine Term Loan B tranche of $15.0 million. The Company became a co-borrower under this agreement upon the closing of the Molekule Merger. As of the December 31, 2022, the outstanding principal balance under the Mezzanine Term Loan was $30.0 million. The Mezzanine Term Loan bears interest at a floating rate per annum equal to the greater of (x) the Prime Rate plus 6.00% or (y) 9.25%. As of the date of this Annual Report, the interest rate was 14.0% per year. The Mezzanine Term Loan Tranche A matures in March 2027 and the Mezzanine Term Loan B matures in March 2028. Interest is payable monthly in arrears. The principal of Mezzanine Term Loan Tranche A is repayable in 36 equal monthly installments beginning on April 1, 2024. The principal of Mezzanine Term Loan B Tranche is repayable in 36 equal monthly installments beginning on April 1, 2025. The Mezzanine Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by the Company and SVB. The Company also is required to maintain all of its deposit accounts, the cash collateral account and excess cash with SVB and its affiliates.

Facility Term Loan. In June 2020, Molekule, Inc. entered into a Facility Term Debt Agreement (the “Facility Term Loan”) with Trinity for the ability to draw down lease financing related to funding the build out of its filter manufacturing plant. The Company became a co-lessee under this agreement upon the closing of the Molekule Merger. Molekule, Inc. drew down $2.9 million in June 2020, $0.6 million in September 2020, $0.9 million in December 2020 and $0.5 million in August 2021. Principal and interest are paid monthly with the principal being repaid in equal monthly installments from the month after the amount was drawn until April 1, 2026, with the last two months payments having been made at the inception of each loan. At the end of the term, Trinity also requires the Company to pay down an additional 10% of the total term draw down amount, which results in an additional payment of $0.4 million in total for all the draws. This additional payment is being accreted to the total outstanding amount over the term of the Facility Term Loan and resulted in an incremental $0.3 million of long-term debt to Trinity as of the closing of the Molekule Merger. At the closing of the Molekule Merger, the outstanding principal balance under the Facility Term Loan was $2.6 million. The Facility Term Loan contains customary representations and warranties, affirmative and negative covenants and event of default provisions.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure and as of the date of this Annual Report, the Company held assets in securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC.

While the Company has had full access to the assets in its sweep accounts since March 13, 2023, it may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in its ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established

Acquisition of Aura Smart Air

On February 26, 2023, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Avatar Merger Sub Ltd., an Israeli company and wholly owned subsidiary of the Company (“Merger Sub”), and Aura Smart Air Ltd., an Israeli company listed on the Tel Aviv Stock Exchange (the “TASE”) and the creator of a proprietary, software, sensor and IoT-enabled data-driven air purification system (“Aura”).

The Agreement provides that,  upon the terms and subject to the conditions set forth in the Agreement, and in accordance with the Israeli Companies Law, Merger Sub shall be merged with and into Aura, and Aura will continue as a wholly owned subsidiary of the Company (the “Merger”). At the closing of the Merger, upon the terms and subject to the conditions set forth in the Agreement, each ordinary share of Aura issued and outstanding immediately prior to the closing of the Merger will be converted into the right to receive from Molekule a number of validly issued, fully paid and nonassessable shares of Molekule common stock equal to

(A) 3,519,105, divided by (B) the aggregate number of issued and outstanding Aura ordinary shares as of the closing of the Merger, in each case without interest (the “Merger Consideration”). Any fractional shares of Molekule common stock will be rounded down.

Each of Molekule, Merger Sub and Aura has provided customary representations, warranties and covenants in the Agreement. The completion of the Merger is subject to various closing conditions, including Aura obtaining the requisite shareholder approval and an Israeli tax ruling regarding withholding tax, Molekule’s registration statement on Form S-4 being declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Israel Securities Authority (the “ISA”) and the listing of the Molekule common stock on the TASE. The Agreement contains customary termination rights for both the Company and Aura. Both the Company and Aura have the right to terminate the Agreement if the closing of the Merger does not occur on or before September 30, 2023.

The Merger is expected to close early in the second half of 2023.