Form 10-K/A
period 2022-12-31
Molekule Group, Inc.
filed 2023-04-03
CIK 1872356

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

EXPLANATORY NOTE

Molekule Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission on March 31, 2023 (the “Original 10-K”), for the limited purpose of correcting a number of document processing errors under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Amendment speaks as of the filing date of the Original 10-K and does not reflect any subsequent information or events. Except as noted above, no information included in the Original 10-K has been modified or updated in any way. In connection with the filing of this Amendment, as required by Rule 12b-15, we are including as exhibits currently dated certifications of our principal executive officer and principal financial officer. In addition, a newly dated Exhibit 23.1 (auditor consent) is being filed with this Amendment.

MOLEKULE GROUP, INC.

FORM 10-K/A

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

As set forth in Note 1 of the audited consolidated financial statements included elsewhere in this Annual Report, we have concluded that our recurring losses from operations, recurring cash used in operating activities, accumulated deficit, expected working capital needs to fund our combined operations and new debt obligations as a result of the Molekule Merger in January 2023 raise substantial doubt about our ability to continue as a going concern, due to the risk that we may not have sufficient cash and liquid assets at December 31, 2022 to cover our operating and capital requirements for the period through March 31, 2024; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.

We incurred a net loss of $6,168,931, and our net cash used in operating activities was $10,638,912 for the year ended December 31, 2022. In addition, our accumulated deficit was $7,916,791 and we had cash of $22,062,657 at December 31, 2022. Management’s plans to fund our operations include raising capital, managing costs and generating sufficient revenues to offset costs.

There can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, which could have a material adverse effect on our business, financial condition and results of operations. If we cannot successfully continue as a going concern, our investors may lose a large proportion of or even their entire investment.

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

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

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

4.4	Stockholders Agreement, dated January 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).
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
4.7

Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

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
10.12˄˄

License Agreement, dated as of August 11, 2008, between Advanced Technologies & Testing Labs, Inc. and the University of Florida Research Foundation, Inc., as amended (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.13˄˄

License Agreement, dated as of July 15, 2015, between Transformair, Inc. and the University of South Florida Research Foundation, Inc., as amended (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.14˄˄

Confirmatory Assignment Agreement, dated as of February 20, 2019, between Advanced Technologies & Testing Laboratories, Inc. and Molekule, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.15#

Mezzanine Loan and Security Agreement, dated as of March 22, 2021, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.16#

First Loan Modification Agreement to the Mezzanine Loan and Security Agreement, dated as of May 19, 2022, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.17#

Second Loan Modification Agreement to Mezzanine Loan and Security Agreement, dated as of October 1, 2022, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.18#

Joinder and Sixth Loan Modification Agreement, dated as of January 12, 2023, by and among Silicon Valley Bank, Molekule, Inc. and Molekule Group, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.19#

Loan and Security Agreement, dated as of June 24, 2016, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.20#

Amended and Restated Loan and Security Agreement, dated as of August 29, 2019, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.21#

First Loan Modification Agreement to the Loan and Security Agreement, dated as of March 9, 2020, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.22#

Second Loan Modification Agreement to the Loan and Security Agreement, dated as of July 19, 2020, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.23#

Third Loan Modification Agreement to the Loan and Security Agreement, dated as of March 22, 2021, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.24#

Fourth Loan Modification Agreement to the Loan and Security Agreement, dated as of May 19, 2022, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.25#

Fifth Loan Modification Agreement to the Loan and Security Agreement, dated as of October 1, 2022, by and between Silicon Valley Bank and Molekule, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.26#

Joinder and Third Loan Modification Agreement, dated as of January 12, 2023, by and among Silicon Valley Bank, Molekule, Inc. and Molekule Group, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.27#

Master Lease Agreement, dated as of June 19, 2020, by and between Trinity Capital Inc and Molekule, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.28#

Amendment to the Master Lease Agreement, dated as of August 25, 2021, by and between Trinity Capital Inc and Molekule, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.29#

Second Amendment to the Master Lease Agreement, dated as of June 1, 2022, by and between Trinity Capital Inc and Molekule, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.30#

Joinder to Master Lease Agreement, dated as of January 12, 2023, by and among Trinity Capital Inc., Molekule, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).
23.1*	Consent of Citrin Cooperman & Company, LLP.
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) and15d-13(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

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

Date: April 3, 2023

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