Form 10-Q
period 2023-03-31
Molekule Group, Inc.
filed 2023-05-15
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

The registrant has one class of common stock, $0.01 par value, of which 34,002,750 shares were outstanding as of May 15, 2023.

MOLEKULE GROUP INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$7,285,691	$22,062,657
Restricted Cash	1,115,890	—
Accounts receivable, net	1,014,072	36,188
Prepaid expenses and other current assets	1,356,895	665,395
Inventories	29,692,204	2,020,713
Total current assets	40,464,752	24,784,953
Property and equipment, net	10,713,155	2,119,134
Intangible assets, net	45,616,856	—
Goodwill	20,680,212	626,647
Operating lease right-of-use asset	10,822,618	1,606,485
Other assets	186,290	21,667
Total assets	$128,483,883	$29,158,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,800,035	$3,220,082
Accrued expenses and other current liabilities	4,634,947	1,228,402
Current operating lease liability	2,557,105	113,769
Notes payable, current portion	2,394,421	—
Total current liabilities	20,386,508	4,562,253
Long-term liabilities:
Warrant liability, at fair value	1,646,000	3,372,000
Notes payable, net of current portion	33,858,415	—
Long-term operating lease liability	8,854,367	1,521,431
Total liabilities	64,745,290	9,455,684
Stockholders’ equity:
Common stock, $0.01 par value per share; 110,000,000 shares authorized; 30,427,750 and 15,496,932 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	304,277	154,969
Additional paid-in capital	81,284,515	27,465,024
Accumulated deficit	(17,850,199)	(7,916,791)
Total stockholders’ equity	63,738,593	19,703,202
Total liabilities and stockholders’ equity	$128,483,883	$29,158,886

See accompanying notes to unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Product revenues	$8,349,422	$6,733
Cost of sales	4,674,259	3,764
Gross profit	3,675,162	2,969
Operating expenses:
Selling, general and administrative	13,665,614	2,142,224
Research and development	243,779	531,483
Total operating expenses	13,909,393	2,673,707
Loss from operations	(10,234,231)	(2,670,738)
Change in fair value of warrant liability	1,726,000	—
Interest expense	(1,248,677)	—
Other expense	(176,498)	—
Total other income	300,825
Loss before income tax benefit	(9,933,406)	(2,670,738)
Income tax benefit	—	92,774
Net loss	$(9,933,406)	$(2,577,964)
Net loss per share:
Basic and diluted	$(0.35)	$(0.19)
Weighted-average common shares outstanding:
Basic and diluted	28,889,604	13,877,636

See accompanying notes to the unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.) CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2023:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	15,496,932	$154,969	$27,465,024	$(7,916,792)	$19,703,202
Acquisition of Molekule, Inc.	14,930,818	149,308	52,316,767	—	52,466,075
Stock-based compensation	—	—	1,502,724	—	1,502,724
Net loss	—	—	—	(9,933,406)	(9,933,406)
Balance, March 31, 2023	30,427,750	$304,277	$81,284,515	$(17,850,199)	$63,738,593

THREE MONTHS ENDED MARCH 31, 2022:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	13,877,636	$138,776	$23,319,499	$(1,747,860)	$21,710,415
Issuance of common stock	—	—	670,838	—	670,838
Net loss	—	—	—	(2,577,964)	(2,577,964)
Balance, March 31, 2022	13,877,636	$138,776	$23,990,337	$(4,325,824)	$19,803,289

See accompanying notes to the unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,933,406)	$(2,577,964)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in fair value of warrant liability	(1,726,000)	—
Deferred tax benefit	—	(92,774)
Depreciation and amortization	1,180,880	35,827
Equity-based compensation	1,502,724	670,838
Provision for doubtful accounts	2,107	—
Inventory reserve provision	(159,369)	—
Non-cash lease expense	528,867	—
Amortization of debt discounts	83,471	—
Changes in operating assets and liabilities:
Accounts receivable	(600,990)	170,879
Inventories	(695,397)	(72,824)
Other current and non-current assets	852,701	301,970
Accounts payable	(4,514,233)	(490,827)
Accrued expenses and other liabilities	(2,044,554)	227,398
Operating lease liabilities	(520,828)	—
Net cash used in operating activities	(16,044,027)	(1,827,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(433,167)	(28,075)
Cash acquired in acquisition of Molekule Inc.	2,988,086	—
Net cash provided by investing activities	2,554,919	(28,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(171,967)	—
Net cash provided by financing activities	(171,967)	—

Net decrease in cash	(13,661,075)	(1,855,552)
Cash and restricted cash, beginning of period	22,062,657	19,629,649
Cash and restricted cash, end of period	$8,401,581	$17,774,097

Supplemental schedule of non-cash activities:
Cash paid for interest	$1,247,267	$—

Supplemental schedule of investing activities:
Net asset acquired from Molekule Inc.	$52,466,073	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Description of Business

Molekule Group, Inc. (f/k/a AeroClean Technologies, Inc.) (the “Company”) was initially formed as CleanCo Bioscience Group LLC (“CBG”) in the State of Florida on September 2, 2011. Subsequent to its formation, CBG established a team of scientists, engineers and medical experts to provide solutions for the challenges posed by harmful airborne pathogens and resultant hospital acquired infections. On September 15, 2020, CBG converted into AeroClean Technologies, LLC as a Delaware limited liability company. On November 23, 2021, AeroClean Technologies, LLC incorporated in the state of Delaware as AeroClean Technologies, Inc. The Company is an interior space air purification technology company with an immediate objective of initiating full-scale commercialization of its high-performance interior air sterilization and disinfection products for the eradication of coronavirus and other harmful airborne pathogens. The Company was established to develop technology-driven, medical-grade air purification solutions for hospitals and other healthcare settings. The company is headquartered in Palm Beach Gardens, Florida.

On January 12, 2023, in connection with the acquisition of Molekule, Inc. (“Legacy Molekule”), the Company changed its name from AeroClean Technologies, Inc. to Molekule Group, Inc. (see Note 3). With the acquisition of Legacy Molekule, the Company is engaged in the manufacturing and selling of air purifiers and filters primarily in the United States, but also in Canada directly to consumers, through retail and distribution, and to commercial and enterprise customers. During 2020, Legacy Molekule began selling directly to distributors in Japan and South Korea.  During 2021, Legacy Molekule also began selling directly to consumers in Europe. In 2022, sales continued to be primarily within the United States. Legacy Molekule incorporated in the state of Delaware in February 2015 as Transformair, Inc. and changed its name to Molekule, Inc. through an amendment to its articles of incorporation in June 2016.  The accompanying condensed consolidated financial statements include the results of Legacy Molekule and its wholly owned subsidiary in the current period from the date of acquisition (January 12, 2023) and as of the most recent balance sheet date (March 31, 2023) and GSI Germsweepusa Inc. (doing business as GSI Technology) (“GSI Technology”), which was acquired in 2022.

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

The Company incurred a net loss of $9,933,406 and its net cash used in operating activities was $16,044,027 for the quarterly  period ended March 31, 2023. In addition, the Company’s accumulated deficit was $17,850,199 at March 31, 2023. The Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit, expected working capital needs to fund its combined operations and new debt obligations as a result of the acquisition of Molekule, Inc. in January 2023 (see Note 3), raise substantial doubt about its ability to continue as a going concern. The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital, managing costs and generating sufficient revenues to offset costs. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. Accordingly, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

COVID-19 Pandemic

The Company continues to monitor developments regarding COVID-19 and its variants, which have impacted and could continue to adversely impact global commercial activity and have contributed to significant declines and volatility in financial markets. The Company’s ongoing research and development activities, including development of product prototypes and manufacturing activities, are all conducted in the United States, and as a result, the Company has been able to mitigate some of the adverse impact of the COVID-19 pandemic on its global supply chain.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC U. S. Securities and Exchange Commission (the “SEC”) and include the Company’s wholly owned subsidiaries, GSI Technology for the current period and Legacy Molekule. since January 12, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of March 31, 2023 has been derived from the Company’s unaudited consolidated financial statements at such date. All adjustments that, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown have been reflected in these unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full 2023 fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Significant estimates in these financial statements include those related to the fair value of equity-based compensation, revenue recognition, the incremental borrowing rate for leases, fair value of warrant liability, valuation in connection with business combination and deferred tax valuation allowance. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with maturities at the date of investment of not more than three months.  The Company held no cash equivalents as of March 31, 2023 and 2022.

Restricted Cash

The Company had a restricted cash balance of $1,115,890 as of March 31, 2023 and nil as of December 31, 2022.  The restricted cash balance constitutes collateral pursuant to the terms of an office lease.  The restricted cash balance is held in a separate bank account.

Revenue Recognition

The Company recognizes revenues related to sales of products upon the customer obtaining control of promised goods, in an amount that reflects the consideration that is expected to be received in exchange for those goods. To determine revenue recognition for arrangements within the scope of ASC Topic 606, Revenue from Contracts with Customers, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company generates substantially all its revenue from sales contracts with customers.  While the Company enters into separate sales contracts with each customer, all sales contracts are similarly structured.  These contracts create an obligation to transfer product to the customer.  Sales of purifier devices and filters are separate performance obligations.  The Company allocates the transaction price to filters based upon their standalone sales price.  The transaction price allocated to the device is estimated based on the residual method, as the devices do not have an established standalone sales price and are never sold without filters.

All performance obligations are satisfied within one year; therefore, costs to obtain contracts are expensed as incurred. There is no financing component because the Company expects, at contract inception, the period between when the Company transfers product to the customer and when the customer pays for the product will be less than one year. Sales terms allow for the right of return, and the Company has recorded a related reserve based on historical, as well as post year-end, activity. Customers may, for any reason, return the product within 30 days for a full refund, excluding shipping charges. The Company establishes a liability for expected returns representing the amount of consideration the entity does not expect to be entitled to because it will be refunded to customers. The refund liability is remeasured at each reporting date to reflect changes in the estimate, with a corresponding adjustment to revenues. The Company satisfies the performance obligations and records revenues when transfer of control has passed to the customer based on the terms of sale. A customer is considered to have control once they are able to direct the use and receive substantially all of the benefits of the product.

Sales taxes collected from customers are not recorded within revenues and are remitted to the taxing authorities periodically.  Shipping and handling are recorded in revenues and cost of revenues on the Statements of Operations and are charged to customers at varying rates.

The Company recognized revenue of $8,349,422 and $6,733 in the three months ended March 31, 2023 and 2022 respectively.

Warranty Cost

The Company provides a three-year warranty on its Pūrgo device and two year warranty for the Legacy Molekule devices. from the date of sale to its customers. The Company’s policy is to record a provision for estimated future costs related to warranty expense when they are probable and reasonably estimable, which is when revenue is recognized. There was a warranty accrual of $385,748 as of March 31, 2023 and nil as of  December 31, 2022.

Income Taxes

The Company recognizes and measures its unrecognized tax benefit in accordance with FASB ASC 740, Income Taxes. The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period, including the technical merits of those positions. The measurement of unrecognized tax benefits is adjusted when new information is available or when an event occurs that requires a change. At March 31, 2023 and December 31 2022, the Company did not identify any uncertain tax positions taken or expected to be taken in an income tax return that would require adjustment to, or disclosure in, its financial statements.

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

Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information.  The Company estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. The Company also evaluates the need for a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. For more information on the adoption of Topic 326 Current Expected Credit Losses, see Recent Accounting Pronouncements.

Inventories

The Company values inventories at the lower of cost or net realizable value using the first-in, first-out or weighted average cost method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The costs related to inbound freight, tariffs and fees related to the purchases of inventories, are capitalized as part of the ending inventory, with the net change recorded as a component of cost of revenue.

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
Level 2

Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data.

Level 3

Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash and restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their respective fair value due to the short-term nature of these instruments.

Financial Instruments – Derivatives

The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded component of a financial instrument potentially qualifies as a derivative required to be separately accounted for in accordance with FASB ASC 815, Derivatives and Hedging . The accounting for warrants issued to purchase shares of common stock of the Company is based on the specific terms of the respective warrant agreement. A warrant classified as a derivative liability is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting fair value adjustment recognized as other income or expense. Upon the occurrence of an event resulting in the warrant liability being subsequently classified as equity, or the exercise of the warrant or the conversion option, the fair value of the derivative liability will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then the derivative liability will be derecognized at such date-of-occurrence fair value.

Debt Issuance Costs

Costs incurred in connection with the issuance of any new term debt are treated as debt discount and recorded as a reduction of the debt balance. The Company amortized debt discount costs over the term of the related debt using the effective interest method.

Goodwill and Intangible Assets

The Company has recorded intangible assets, and goodwill, in connection with business combinations. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows.

Business Acquisition Accounting

The Company applies the acquisition method of accounting for those that meet the criteria of a business combination. The Company allocates the purchase price of its business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total purchase consideration and the sum of the fair values of acquired tangible and identifiable intangible assets less the fair value of the liabilities assumed is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and, with the exception of the below, concluded they are either not applicable to the business or no material effect is expected on the financial statements as a result of future adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses, which was subsequently amended by ASU No. 2018-19 and ASU No. 2019-10, and which requires the measurement of expected credit losses for financial instruments carried at amortized cost held at the reporting date based on historical experience, current conditions and reasonable forecasts. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to members’ equity in the period of adoption. The Company adopted ASU 2016-13 and related amendments as of January 1, 2023, and the adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

3.  Business Combination

On January 12, 2023, the Company completed the acquisition of Legacy Molekule pursuant to the Agreement and Plan of Merger dated as of October 3, 2022 by and among the Company, Air King Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”) and Legacy Molekule (the “Molekule Merger”). Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Molekule, with Legacy Molekule continuing as the surviving entity and a wholly owned subsidiary of the Company. In connection with the closing of the Molekule Merger , the Company changed its name from AeroClean Technologies, Inc. to Molekule Group, Inc.

At the effective date of the Molekule Merger, the outstanding shares of Legacy Molekule common stock, par value $0.0001, that were issued and outstanding immediately prior to the effective time of the Molekule Merger (the “Legacy Molekule Common Stock”) (including shares of Legacy Molekule Common Stock resulting from the conversion of Legacy Molekule’s eligible preferred stock, but excluding dissenting shares and shares held in treasury), were converted automatically into, and the holders of such shares of Legacy Molekule Common Stock were entitled to receive, by virtue of the Molekule Merger and upon the terms and subject to the conditions set forth in the merger agreement, 14,907,210 fully paid and nonassessable shares of the Company’s common stock, which resulted in the Legacy Molekule stockholders in the aggregate, after taking into account the Company Common Stock underlying In-the-Money Company Warrants 23,608 (as defined in the merger agreement) and the grants of 500,380 RSUs by the Company to certain continuing Legacy Molekule employees that were deemed vested and outstanding as of immediately following the effective time of the Molekule Merger, holding 49.5% of the Outstanding Shares (as defined in the merger agreement). Immediately following the closing of the Molekule Merger, there were 30,427,750 shares of Company Common Stock outstanding, which does not include Company Common Stock that may be issued upon the vesting of RSUs.

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $66 million, of which $46 million was allocated to identifiable intangible assets consisting of customer relationships (approximately $3 million), trade name (approximately $27 million), and developed technology (approximately $16 million) and $20 million was allocated to goodwill.

The merger was accounted for under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for Legacy Molekule are included in the accompanying condensed consolidated statements of operations from the date of acquisition. The valuation of certain assets, principally intangible assets including goodwill and identified intangible assets related to the acquisition, inventory and property plant and equipment is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition.

The following table summarizes the provisional amounts allocated to the estimated fair values of assets acquired and fair values of  liabilities assumed in the Legacy Molekule acquisition in accordance with ASC 805:

Legacy Molekule
Cash and cash equivalents	$2,988,100
Accounts receivable	379,001
Inventories	26,816,725
Prepaid and other current assets	1,138,784
Property, Plant and Equipment	9,481,992
Goodwill	20,053,565
Intangible assets, net	45,890,000
Right of Use Asset	9,744,961
Other long-term assets	220,779
Accounts payable	(12,094,186)
Accrued expenses	(2,744,556)
Accrued sales tax	(513,560)
Notes payable	(36,341,332)
Right of Use - liability	(10,297,100)
Other current and non-current liabilities	(2,257,100)
Total consideration	$52,466,073

On a pro forma basis to give effect to the Molekule merger as if it occurred on January 1, 2022, revenues, net loss and loss per basic share for the three months ended March 31, 2023 and 2022 would have been as follows:

	March 31, 2023	March 31, 2022
	Pro forma	Pro forma
Revenues	$9,519,794	12,616,816

Net loss	(11,449,924)	(10,506,030)
Loss per diluted share	(0.40)	(0.76)

4. Financial Instruments Fair Value Measurements

The 2022 Warrant issued in connection with the 2022 Private Placement (as the terms are defined in Note 13) was accounted for as a liability and accordingly the warrant liability is re-measured at each balance sheet date until its exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of the warrant liability was associated with the 2022 Warrant was $1,646,000 and $3,372,000 at March 31, 2023 and December 31, 2022, respectively. A gain of $1,726,000 was recorded in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023, resulting from a decrease in the fair value of the warrant liability.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the 2022 Warrant, which is considered a Level 3 fair value measurement. The Black-Scholes option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in the Company’s Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liability, which could also result in material non-cash gain or loss being reported in the accompanying unaudited condensed consolidated statements of operations.

The fair value of the 2022 Warrant was estimated using a Black-Scholes pricing model based on the following assumptions:

At March 31, 2023
Stock price	$1.69
Expiration term (in years)	4.49
Volatility	130.0%
Risk-free rate	3.7%
Dividend yield	0.0%

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $1,356,895 and $665,395 at March 31, 2023 and December 31, 2022, respectively, consisted primarily of prepaid insurance premiums and amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed.

6. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$8,118,999	$712,752
Finished goods	14,801,721	1,307,961
Work in process	6,771,484	—
Total inventories	$29,692,204	$2,020,713

7. Property and Equipment

Property and equipment consisted of the following:

	Useful Life	March 31,	December 31,
	(Years)	2023	2022
Leasehold improvements	Lesser of useful life or lease term	$2,424,079	$847,217
Machinery and tooling	7	7,741,001	1,270,652
Furniture and equipment	3 - 10	260,571	241,835
Software	2-3	433,167	—
		10,858,818	2,359,704
Less: accumulated depreciation		1,148,306	240,570
		9,710,512	2,119,134
Construction in progress		1,002,643	—
		$10,713,155	$2,119,134

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling, which is depreciated utilizing the units-of-production method. Depreciation expense was $907,736 and $35,827 for the three months ended March 31, 2023 and 2022,  respectively.

8.  Goodwill and Intangible Assets

Goodwill

Goodwill was $20,680,212 as of March 31, 2023 compared to $626,647 as of December 31, 2022.

Intangible Assets

Identifiable intangible assets were $45,890,000 and amortization expense associated with identifiable intangible assets was $273,144 for the three months ended March 31, 2023 and nil for 2022. The Company currently expects to recognize amortization expense related to intangible assets of approximately $904,000 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

The following sets forth the intangible assets by major asset class as of March 31, 2023, all of which were acquired through business purchase transactions:

	Useful Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
Trademark	Indefinite	26,980,000	—	26,980,000
Internally-developed software	15	15,660,000	226,200	15,433,800
Customer Relationships	15	3,250,000	46,944	3,203,056
		45,890,000	273,144	45,616,856

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued wages and bonus	$861,142	$514,169
Research and development	238,000	47,547
Professional and consulting fees	392,000	16,876
Accrued legal fees	2,218,817	439,901
Other accrued liabilities	539,240	209,909
Total accrued expenses and other current liabilities	$4,634,947	$1,228,402

10.  Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit consisted of the following:

	March 31,	December 31,
	2023	2022
Senior term loan	$4,430,556	$—
Facility term loan	2,455,144	—
Mezzanine term loan	30,000,000	—
	36,885,700	—
Less: Unamortized debt issuance fees	632,864	—
Less: current portion	2,394,421	—
Total long-term notes payable	$33,858,415	$—

Senior Term Loan

 In June 2016, Legacy Molekule entered into a Loan and Security Agreement with Silicon Valley Bank, a division of First Citizens Bank (“SVB”) (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Senior Term Loan”). As of March 31, 2023, the outstanding principal balance under the Senior Term Loan was $4.4 million. The Senior Term Loan bears interest at an annual rate equal to the greater of (x) the Prime Rate plus 1% or (y) 4.25%. As of March 31, 2023, the interest rate was 4.25% per year. The maturity date for the Senior Term Loan is April 1, 2026. Interest is payable monthly in arrears. The principal is repayable in 36 equal monthly installments beginning on May 1, 2023. The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions.

Mezzanine Term Loan

 In March 2021, Legacy Molekule entered into a Mezzanine Loan and Security Agreement with SVB, pursuant to which SVB issued to Legacy Molekule a $30.0 million mezzanine term loan (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Mezzanine Term Loan”), consisting of a Mezzanine Term Loan A tranche of $15.0 million and a Mezzanine Term Loan B tranche of $15.0 million. As of March 31, 2023, the outstanding principal balance under the Mezzanine Term Loan was $30 million. The Mezzanine Term Loan bears interest at a floating rate per annum equal to the greater of (x) the Prime Rate plus 6.00% or (y) 9.25%. As of March 31, 2023, the interest rate was 9.25% per year. The Mezzanine Term Loan A tranche matures in March 2027 and the Mezzanine Term Loan B tranche matures in March 2028. Interest is payable monthly in arrears. The principal of the Mezzanine Term Loan A tranche is repayable in 36 equal monthly installments beginning on April 1, 2024. The principal of the Mezzanine Term Loan B Tranche is repayable in 36 equal monthly installments beginning on April 1, 2025. The Mezzanine Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions.

Both the Senior Term Loan and Mezzanine Term Loan include financial covenant requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by the Company and SVB. The Company is also required to maintain its primary operating and other deposit accounts and securities accounts with SVB and its affiliates.

Facility Term Loan

In June 2020, Legacy Molekule entered into a Facility Term Debt Agreement (the “Facility Term Loan”) with Trinity Capital, Inc. (“Trinity”) in order to obtain financing related to funding the build out of the Company’s filter manufacturing plant. The Company became a co-borrower under this agreement upon the closing of the Molekule Merger. Legacy Molekule drew down $2.9 million in June 2020, $0.6 million in September 2020, $0.9 million in December 2020 and $0.5 million in August 2021. Principal and interest are paid monthly with the principal being repaid in equal monthly installments from the month after the amount was drawn until April 1, 2026, with the last two months’ payments having been made at the inception of each loan. At the end of the term, Trinity also requires the Company to pay down an additional 10% of the total term draw down amount, which results in an additional payment of $0.4 million in total for all the draws. This additional payment is being accreted to the total outstanding amount over the term of the Facility Term Loan and resulted in an incremental $0.3 million of long-term debt to Trinity as of March 31, 2023. As of March 31, 2023, the outstanding principal balance under the Facility Term Loan was $2.4 million. The Facility Term Loan contains customary representations and warranties, affirmative and negative covenants and event of default provisions.

On May 2, 2023, the Company reached an agreement in principal, subject to final documentation, with SVB to amend the mezzanine loan agreement so as to provide for the deferral of principal payments for Mezzanine Term Loan A tranche from April 2024 to April 2025. The Company also reached an agreement in principal with SVB, subject to final documentation, to amend the senior term loan agreement so as to extend the maturity date from April 2026 to March 2028. The amendment of the mezzanine loan agreement to defer principal payments and the amendment of the senior term loan agreement to extend the maturity date will collectively result in a deferral of approximately $6.1 million of principal payments through March 31, 2025 (see note 17).

11. Commitments and Contingencies

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity controlled by the Company’s co-founder and Chairman of the Company’s Board of Directors (the “Board”) . The leased premises consist of 20,000 square feet of office and warehouse space. The lease has a term of 10 years and an annual base rent of $260,000 subject to escalation of 2.5% on an annual basis. As of March 31, 2023, the future minimum lease payments under this arrangement approximated $2,385,000.

In February 2019, Legacy Molekule entered into a lease agreement for office space in San Francisco, California. The leased premises consist of 38,000 square feet of office space. The lease expires in August 2026. The lease calls for monthly base rental payments of  $209,231 commencing in the first month and fixed annual base rental increases of 3%. Rent  expense is accounted for on a straight-line basis. Rent expense under this lease was $584,366 for the three months ended March 31, 2023.

The Company leases office, warehouse and lab space under noncancelable leases with various expiration dates through 2026. Rent expense under these leases was $134,123 for the three months ended March 31, 2023. As of March 31, 2023, the future minimum lease payments under this arrangement approximated $10,161,134

Legal Proceedings

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

In November 2020, Legacy Molekule was named as the defendant in a class-action complaint in which the plaintiffs alleged that  Legacy Molekule misrepresented the capabilities of its products. Legacy Molekule denied all allegations made by the plaintiffs. Without admitting any liability and solely for the purpose of eliminating the uncertainties and expenses of further protracted litigation, Legacy Molekule entered into a class-wide settlement of this matter, where the class was defined to include purchasers who bought Molekule devices from third-party retailers (e.g. Amazon, Best Buy). The settlement required dismissal of all remaining class-action claims against Legacy Molekule. The Court approved this settlement and entered judgment in the matter on January 25, 2022. The settlement is currently being administered with the cash settlement payment of $1,300,000 made in March 2022. As of March 31, 2023, the Company accrued a loss liability of $1,400,000 related to this matter and nil as of December 31, 2022.

The Company enters into agreements with its customers, business partners and other parties in the ordinary course of business that include provisions for the indemnification, holding harmless and defense of indemnified parties of varying scope and terms with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of third-party IP infringement claims. In these circumstances, payment by the Company may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. In addition, the Company has indemnification agreements with its directors and executive officers. As of March 31, 2023, the Company had no other accrued liabilities related to other legal matters.

Indemnities, Commitments and Guarantees – Effective November 1, 2020, the Company executed employment agreements with two key members of management that will continue until terminated by either party. In the event of termination without cause, the Company is obligated to pay the executive their base salary for a period of six months. Further, in the event of termination without cause or resignation for good reason, or a change of control, each as defined in the agreements, within twelve months of such termination or resignation, each of the executives is entitled to accelerated vesting of any outstanding time-based equity awards. The employment agreements provide for a base salary and a discretionary annual bonus to be determined at the sole discretion of the Company’s Board of Managers, for periods prior to the Company’s incorporation in the State of Delaware (the “Corporate Conversion”) when it was a limited liability company, and the Company’s Board of Directors (in either case, the “Board”), for periods following the Corporate Conversion. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance under certain circumstances in the event of a change of control. On May 1, 2021, the employment agreements were amended to provide for the eligibility of each executive to receive restricted stock units upon the conversion of the Company to a Delaware corporation. Accordingly, the executives were granted an aggregate of 443,269 restricted stock units contemporaneously with the Public Offering. The Company also had agreements in place with independent contractors whereby the Company was required to compensate the independent contractors fifty percent in cash and fifty percent in equity. The equity consideration was contingent upon future events, including the conversion to a Delaware corporation and a new round of equity financing from third-party sources. On October 3, 2022, the employment agreements were amended in connection with the merger with Legacy Molekule and the executives were granted an aggregate of 732,090 of additional restricted stock units.

Guaranteed Payment – Effective August 10, 2022, Legacy Molekule entered into a Sales Agency Agreement (the “Agency Agreement”) with a company to develop a market for its products in the United States for a period of one year with mutual options to renew annually for up to a term of five years. The Agency Agreement provides for payments on a monthly basis to the agent of an amount equal to the greater of the commissions earned and a guaranteed minimum ranging from $502,500 to $667,500.

Registration Rights Agreement – In connection with the Company’s initial public offering (the “Public Offering”) the Company entered into a registration rights agreement with the Chairman of its Board and each of its other stockholders that held 10% or more of its outstanding common stock immediately upon completion of the Public Offering. On January 12, 2023, this registration rights agreement was amended and restated in connection with the Molekule Merger by and among the Company and certain stockholders of AeroClean Technologies, Inc. and Legacy Molekule (the “Registration Rights Agreement”). The Registration Rights Agreement provides the stockholders party thereto with certain “demand” and customary “piggyback” registration rights.  The Registration Rights Agreement provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities that may arise under the Securities Act of 1933, as amended.

12. Related Party Transactions

On February 26, 2023, the Company entered into an Agreement and Plan of Merger with Aura Smart Air Ltd. (“Aura”), an Israeli company listed on the Tel Aviv Stock Exchange (See Note 16 for more information). In connection with the transaction, the Company also entered into a Technology Collaboration Agreement and a Co-Distribution Agreement. Under Technology Collaboration Agreement the Company paid $250,000 to Aura for a perpetual license to Aura’s Background Intellectual Property and other Intellectual Property owned or controlled by them for use in, amongst other items, selling Molekule products and services. Additionally, the Company paid $68,182 under the Technology Collaboration Agreement, the monthly payment amount due to Aura, for services as part of the Company’s collaboration with Aura on the statement of work specified in the agreement. The objectives of the statement of work include onboarding Company devices onto the Aura platform, sending and receiving data to the platform and implementing various internet of things and other Aura technologies into the Company’s devices and software.

13. Stockholders’ Equity

Long-term Incentive Plan

In conjunction with its IPO, on November 23, 2021, the Company adopted the Employee Stock Purchase Plan, the 2021 Incentive Award Plan (the “Long-Term Incentive Plan” or the “LTIP”) and the Non-Employee Directors Stock and Deferred Compensation Plan (collectively, the “Plans”) and has reserved 2,802,273 shares, collectively, for issuance or sale under the Plans. The Board approved an amendment to the LTIP to increase the shares authorized to be issued by 1,500,000, and the evergreen set forth in the LTIP resulted in an increase of 277,552 shares.

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

Stock-based compensation expense was $1,502,724 and $670,838 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company granted 732,090 restricted stock units to members of management and 650,000 restricted stock units to members of the Board under the LTIP. The total number of restricted stock units issued at March 31, 2023 was 2,791,918.

Unrecognized compensation expense related to restricted stock awards made by the Company was $15,006,636 at March 31, 2023. As of  March 31, 2023, the Company had 5,100,085 shares available for issuance  under the 2021 Plan.

Number of RSUs
Balance at December 31, 2022	1,451,448
Awarded	4,350,622
Forfeited	(632,832)
Balance at March 31, 2023	5,169,238

A total of 768,715 RSU’s are vested at March 31, 2023.

Private Placement

On June 29, 2022, the Company completed the private placement in connection with a securities purchase agreement dated June 26, 2022 (the “2022 Private Placement”). In the 2022 Private Placement, the Company received gross cash proceeds of $15,000,000 in connection with the issuance of (I) 1,500,000 shares of common stock and (ii) a warrant to purchase up to 1,500,000 shares of common stock, as amended (the “2022 Warrant”). The Warrant had an exercise price of $11.00 per share, which amount was adjusted to $2.00 per share in connection with the 2023 Private Placement (as defined, and further described, in Note 17) and is exercisable until July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,449.

As the 2022 Warrant was liability classified, the gross proceeds and issuance costs were allocated to the 2022 Warrant liability based on its fair value with the residual being allocated to the common stock, resulting in the allocation of gross proceeds of $13,995,000 and $1,005,000 to the 2022 Warrant liability and common stock, respectively, and issuance costs of $1,326,212 and $95,237 were charged to expense and additional paid in capital, respectively.

On January 27, 2023, the Company’s registration statement on Form S-3 relating to the resale of 3,000,000 shares of common stock by the selling stockholder listed in the prospectus (including 1,500,000 shares of common stock issued in the 2022 Private Placement and 1,500,000 shares of common stock issuable upon the exercise of the outstanding 2022 Warrant acquired in the 2022 Private Placement) was declared effective by the SEC. The Company will not receive any proceeds in connection with the sale of common stock by the selling stockholder but will receive the exercise price of the 2022 Warrant to the extent the 2022 Warrant is exercised by the selling stockholder. In conjunction with the 2022 Private Placement, the Company entered into a registration rights agreement whereby the Company is required to register for resale and maintain the effectiveness of the registration statement that registers the resale of shares of common stock held by the selling stockholder and the shares of common stock issuable upon exercise of the 2022

Warrant. Pursuant to the registration rights agreement, the Company is liable for certain liquidated damages upon failure to comply with such registration rights.

14. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution from the assumed conversion of all dilutive securities such as unvested restricted stock units, the purchase option issued to the underwriters in the Public Offering (the “Underwriter Option”) and the 2022 Warrant using the treasury stock method. When the effects of the outstanding unvested restricted stock units, the Underwriter Option and the 2022 Warrant are anti-dilutive, they are not included in the calculation of diluted net loss per common share.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,933,406)	$(2,577,964)

Basic and diluted weighted average common shares	28,889,604	13,877,636

Basic and diluted net loss per common share	$(0.35)	$(0.19)

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Outstanding Warrants	1,500,000	—
Restricted stock units	5,169,238	626,268
Total	6,669,238	626,268

15.  Income Taxes

Income tax benefit was $0 and $92,774 for the three months ended March 31, 2023 and March 31, 2022, respectively. The Company has maintained a full valuation allowance on the net deferred tax asset balance as of March 31, 2023. The Company has not recorded the tax purchase accounting entries related to the acquisition of Molekule, Inc.  The Company has recorded provisional amounts for the acquisition and adjustments to these amounts could have a significant impact on the tax balances.  The Company will complete the tax purchase accounting entries during the measurement period.

16. Aura Smart Air Merger Agreement

On February 26, 2023, the Company entered into an Agreement and Plan of Merger with Aura Smart Air Ltd. (“Aura”), an Israeli company listed on the Tel Aviv Stock Exchange and the creator of a proprietary, software, sensor and internet-of-things (“IoT”) enabled data-driven air purification system. The Company intends to implement Aura’s advanced software, sensor and IoT technology across its entire product range and in each of its highly developed sales channels, including major global healthcare, commercial and municipal customers seeking multi-location and multi-room, enterprise-wide safe air solutions. Consummation of the merger is subject to customary closing conditions, including among others, the SEC declaring the Company’s registration statement on Form S-4 effective, the listing of the Company’s common stock on the Tel Aviv Stock Exchange, receipt of Aura shareholder approval, receipt of a tax ruling regarding Israeli withholding tax and receipt of all material third party consents. The merger is expected to close early in the second half of 2023.

17.  Subsequent Events

Private Placement

 On May 3, 2023, the Company announced that it  entered into a securities purchase agreement to sell in a private placement at an aggregate purchase price of approximately $9,971,500, 3,400,000 shares of the Company’s common stock, a Series A Warrant to purchase up to 3,125,000 shares of common stock, a Series B Warrant to purchase up to 6,250,000 shares of common stock and a Pre-Funded Warrant to purchase up to 2,850,000 shares of common stock (the “2023 Private Placement”). The 2023 Private Placement closed on May 5, 2023. The Series A Warrant has an exercise price of $1.60 per share; the Series B Warrant has an exercise price of $1.84 per share; and the Pre-Funded Warrant has an exercise price of $1.60 per share with $1.59 pre-funded at issuance leaving a nominal exercise price of $0.01 per share. The Company obtained stockholder approval as required by Nasdaq rules, but the stockholder approval will not be effective until the Company files an information statement with the SEC, any SEC comments are cleared, the information statement is distributed to our stockholders and a 20-day post-distribution period expires.

In connection with the 2023 Private Placement, the Company also reduced the exercise price of the 2022 Warrant owned by the institutional investor from $11.00 to $2.00 per share.

Debt Modification

On May 2, 2023, the Company reached an agreement in principle, subject to final documentation, with SVB to amend the mezzanine loan agreement so as to provide for the deferral of principal payments from April 2024 to April 2025. The Company also reached an agreement in principle with SVB, subject to final documentation, to amend the senior term loan agreement so as to extend the maturity date from April 2026 to March 2028. The amendment of the mezzanine loan agreement to defer principal payments and the amendment of the senior term loan agreement to extend the maturity date collectively result in a deferral of approximately $6.1 million of principal payments through March 31, 2025. Also, on May 12, 2023, the Company reached an agreement in principle to amend the revenue covenant of $50 million for the twelve months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) as well as our audited financial statements for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2023 (our “Annual Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled  “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this Quarterly Report. You should review the “Risk Factors” section of our Annual Report as well, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On January 12, 2023, we completed our acquisition of Legacy Molekule (the “Molekule Merger”), which produces and sells air purification devices that can be used by both consumer and commercial users. These air purifiers incorporate our patented PECO technology to capture and destroy a wide range of organic material, such as bacteria, viruses, mold and volatile organic compounds.

On February 26, 2023, we entered into an Agreement and Plan of Merger with Aura Smart Air Ltd., an Israeli company listed on the Tel Aviv Stock Exchange (“Aura”)  and the creator of a proprietary, software, sensor and IoT enabled data-driven air purification system. We intend to implement Aura’s advanced software, sensor and IoT technology across our entire product range and in each of our highly developed sales channels, including major global healthcare, commercial and municipal customers, seeking multi-location and multi-room, enterprise-wide safe air solutions. Consummation of the merger is subject to customary closing conditions, including among others the SEC declaring our registration statement on Form S-4 effective, the listing of our common stock on the Tel Aviv Stock Exchange, receipt of Aura shareholder approval, receipt of a tax ruling regarding Israeli withholding tax and receipt of all material third party consents. The merger is expected to close early in the second half of 2023.

On May 3, 2023 we announced a private placement in connection with a securities purchase agreement with a single institutional investor pursuant to which we agreed to sell at an aggregate purchase price of approximately $9,971,500, 3,400,000 shares of our common stock, a Series A warrant to purchase up to 3,125,000 shares of common stock at an exercise price of $1.60 per share,  a Series B Warrant to purchase up to 6,250,000 shares of common stock at an exercise price of $1.84 per share and a Pre-Funded Warrant to purchase up to 2,850,000 shares of common stock with an initial exercise price of $1.60 per share, with $1.59 to be pre-funded, leaving a remaining nominal exercise price of $0.01 per share (the “2023 Private Placement”).The Company obtained stockholder approval as required by Nasdaq rules, but the stockholder approval will not be effective until we file an information statement with the SEC, any SEC comments are cleared, the information statement is distributed to our stockholders and a 20-day post-distribution period expires.  Additionally, on May 3, 2023 we announced the agreement in principle, subject to final documentation, to defer approximately $6,100,000 of principal payments under our loan agreements originally scheduled for 2023 through March 31, 2025.

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

Macroeconomic and Geopolitical Events on Our Business

We continue to monitor the COVID-19 pandemic and its variants, including the emergence of variant strains, which have impacted and could continue to adversely impact global commercial activity and have contributed to significant declines and volatility in financial markets. Across many industries, including the Company’s, COVID-19 — among other factors — has negatively impacted personnel and operations at third-party manufacturing and component part supplier facilities in the United States and around the world. These disruptions have adversely impacted the availability and cost of raw materials and component parts. For example, various electronic components and semi-conductor chips have become increasingly difficult to source and, when available, may be subject to substantially longer lead times and higher costs than historically applicable. While the Company’s manufacturing run rate is not currently being impacted, past shortages have impacted the Company’s ability to manufacture units.

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. For example, on March 10, 2023, Silicon Valley Bank, now a division of First Citizens Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure, we held securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 12, 2023, the FDIC announced that Signature Bank was closed and that the FDIC was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established. We cannot predict at this time to what extent our or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

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

Management cannot predict the full impact of the COVID-19 pandemic, instability in the banking system and geopolitical events on our sales and marketing channels and supply chain, and, as a result, the ultimate extent of the effects on the Company are highly uncertain and will depend on future developments. Such effects could exist for an extended period of time.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
Product revenues	$8,349,423	$6,733	$8,342,690
Cost of sales	4,674,259	3,764	4,670,495
Gross profit	3,675,163	2,969	3,672,194
Operating expenses:
Selling, general and administrative	13,665,614	2,142,224	11,523,390
Research and development	243,779	531,483	(287,704)
Total operating expenses	13,909,393	2,673,707	11,235,686
Loss from operations	(10,234,230)	(2,670,738)	(7,563,492)
Other income	1,707,107	—	1,707,107
Interest expense	(1,248,677)	—	(1,248,677)
Other expense	(157,605)	—	(157,605)
Total other expense	300,825	—	300,825
Loss before income tax benefit	(9,933,406)	(2,670,738)	(7,563,492)
Income tax benefit	—	92,774	(92,774)
Net loss	(9,933,406)	(2,577,964)	(7,054,616)

Revenues and Cost of Sales

Revenue for the three months ended March 31, 2023 was $8,349,422 as compared to $6,733 for the three months ended March 31, 2022. Revenue increased primarily due to our acquisition of Legacy Molekule. Cost of sales for the three months ended March 31, 2023 were $4,674,259 as compared to $3,764 for the three months ended March 31, 2022. Costs of sales increased primarily due to our acquisition of Legacy Molekule.

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

For the three months ended March 31, 2023 and 2022, we incurred $13,665,614 and $2,142,224 respectively, of SG&A expenses. The increase of $11,523,390 was primarily due to an increase in salaries and wages (approximately $3,536,097), sales and marketing (approximately $1,190,232), stock-based compensation (approximately $796,775),  legal fees (approximately $2,348,297), public company costs (an increase of approximately $131,350), rent expense (approximately $735,150),  and commissions (approximately $147,593).

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the three months ended March 31, 2023 and 2022, we incurred $243,779 and $531,483, respectively, in research and development costs. Research and development expenses decreased by $287,704 in the three months ended March 31, 2023, as compared to the prior year period. Research and development expenses decreased for the three months ended March 31, 2023 due to the streamlining of our manufacturing processes and reduction in expenses after testing and preparing for the FDA submission last year.

Change in Fair Value of Warrant Liability

The change in fair value of the 2022 warrant liability was a non-cash gain of $1,726,000  resulting from a decrease in the fair value of the 2022 warrant liability, which was reported in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023.

Net Income (Loss)

Our net losses were $9,933,406 and $2,577,964 for the three months ended March 31, 2023 and 2022, respectively. Losses increased in the first quarter of 2023 as compared to the first quarter of 2022 for the reasons set forth above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash of $7,285,691 compared to cash of $22,062,657 as of December 31, 2022. The Company’s net cash used in operating activities was $16,044,027 for the three months ended March 31, 2023 as compared to $5,524,098 used in operating activities for the prior year period.

On May 2, 2023, the Company reached an agreement in principle, subject to final documentation, with SVB to amend the mezzanine loan agreement so as to provide for the deferral of principal payments from April 2024 to April 2025. The Company also reached an agreement in principle with SVB, subject to final documentation, to amend the senior term loan agreement so as to extend the maturity date from April 2026 to March 2028. The amendment of the mezzanine loan agreement to defer principal payments and the amendment of the senior term loan agreement to extend the maturity date collectively result in a deferral of approximately $6.1 million of principal payments through March 31, 2025.

On May 3, 2023, the Company announced that it entered into a securities purchase agreement to sell in a private placement at an aggregate purchase price of approximately $9,971,500, 3,400,000 shares of the Company’s common stock, a Series A Warrant to purchase up to 3,125,000 shares of common stock, a Series B Warrant to purchase up to 6,250,000 shares of common stock and a Pre-Funded Warrant to purchase up to 2,850,000 shares of common stock. The 2023 Private Placement closed on May 5, 2023. The Series A Warrant has an exercise price of $1.60 per share; the Series B Warrant has an exercise price of $1.84 per share; and the Pre-Funded Warrant has an exercise price of $1.60 per share with $1.59 pre-funded at issuance leaving a nominal exercise price of $0.01 per share. The Company obtained stockholder approval as required by Nasdaq rules, but the stockholder approval will not be effective until we file an information statement with the SEC, any SEC comments are cleared, the information statement is distributed to our stockholders and a 20-day post-distribution period expires. In connection with the 2023 Private Placement, the Company also reduced the exercise price of the 2022 Warrant owned by the institutional investor that participated in the 2023 PIPE to $2.00 per share.

Debt and Financing Arrangements

Upon the closing of our acquisition of Molekule, Inc. on January 12, 2023, we assumed indebtedness under (1) a Loan and Security Agreement with SVB, (2) a Mezzanine Loan and Security Agreement with SVB and (3) a Facility Term Loan with Trinity Capital, Inc (“Trinity”).

Senior Term Loan. In June 2016, Legacy Molekule entered into a Loan and Security Agreement with SVB (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Senior Term Loan”). As of March 31, 2023, the outstanding principal balance under the Senior Term Loan was $4.4 million. The Senior Term Loan bears interest at an annual rate equal to the greater of (x) the Prime Rate plus 1% or (y) 4.25%. As of March 31, 2023, the interest rate was 4.25% per year. The maturity date for the Senior Term Loan is April 1, 2026. Interest is payable monthly in arrears. The principal is repayable in 36 equal monthly installments beginning on May 1, 2023. The Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by the Company and SVB. The Company is also required to maintain its primary operating and other deposit accounts and securities accounts with SVB and its affiliates.

Mezzanine Term Loan. In March 2021, Legacy Molekule entered into a Mezzanine Loan and Security Agreement with SVB, pursuant to which SVB issued to Legacy Molekule a $30.0 million mezzanine term loan (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Mezzanine Term Loan”), consisting of a Mezzanine Term Loan A tranche of $15.0 million and a Mezzanine Term Loan B tranche of $15.0 million. As of March 31, 2023, the outstanding principal balance under the Mezzanine Term Loan was $30 million. The Mezzanine Term Loan bears interest at a floating rate per annum equal to the greater of (x) the Prime Rate plus 6.00% or (y) 9.25%. As of March 31, 2023, the interest rate was 9.25% per year. The Mezzanine Term Loan A tranche matures in March 2027 and the Mezzanine Term Loan B tranche matures in March 2028. Interest is payable monthly in arrears. The principal of the Mezzanine Term Loan A tranche is repayable in 36 equal monthly installments beginning on April 1, 2024. The principal of the Mezzanine Term Loan B Tranche is repayable in 36 equal monthly installments beginning on April 1, 2025. The Mezzanine Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending December 31, 2023. Revenue targets for periods occurring after December 31, 2023 shall be mutually agreed by the Company and SVB. The Company is also required to maintain all of its deposit accounts, the cash collateral account and excess cash with SVB and its affiliates.

Facility Term Loan. In June 2020, Legacy Molekule entered into a Facility Term Debt Agreement (the “Facility Term Loan”) with Trinity in order to obtain lease financing related to funding the build out of the Company’s filter manufacturing plant. The Company became a co-lessee under this agreement upon the closing of the Molekule Merger. Legacy Molekule drew down $2.9 million in June 2020, $0.6 million in September 2020, $0.9 million in December 2020 and $0.5 million in August 2021. Principal and interest are paid monthly with the principal being repaid in equal monthly installments from the month after the amount was drawn until April 1, 2026, with the last two months’ payments having been made at the inception of each loan. At the end of the term, Trinity also requires the Company to pay down an additional 10% of the total term draw down amount, which results in an additional payment of $0.4 million in total for all the draws. This additional payment is being accreted to the total outstanding amount over the term of the Facility Term Loan and resulted in an incremental $0.3 million of long-term debt to Trinity as of March 31, 2023. As of March 31, 2023, the outstanding principal balance under the Facility Term Loan was $2.4 million. The Facility Term Loan contains customary representations and warranties, affirmative and negative covenants and event of default provisions.

Future Funding Requirements and Outlook

On February 1, 2021, we entered into a lease with Garden Bio Science Partners, LLC, an entity controlled by the chair of our board of directors, with a term of ten years at an annual base rent of $260,000, subject to escalation of 2.5% on an annual basis. As of March 31, 2023, the future minimum lease payments under this arrangement are approximately $2,385,000.

We have incurred operating losses each year since our inception. These losses are expected to continue through at least the end of 2023 because we plan to continue to make investments to develop and market our products and to establish our consumables and service business. We also expect to continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

The Company incurred a net loss of $9,933,406 and its net cash used in operating activities was $16,044,027 for the quarterly  period ended March 31, 2023. In addition, the Company’s accumulated deficit was $17,850,199 at March 31, 2023. The Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit, expected working capital needs to fund its combined operations and new debt obligations as a result of the acquisition of Molekule, Inc. in January 2023 (see Note 3), raise substantial doubt about its ability to continue as a going concern. The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital, managing costs and generating sufficient revenues to offset costs. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. Accordingly, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The design, manufacture, sale, marketing and servicing of our devices and other products is capital-intensive. We will require substantial additional capital to continue to develop our products and services, conduct research and development and fund operations for the foreseeable future. We will need to raise additional capital to scale our manufacturing, roll out other future products or services, and also to continue to offer our devices and any services relating to those products. In particular, we are especially focused on developing new devices, SaaS solutions, advanced sensor technology and smart building integrations and IoT devices, which will require additional capital. In addition, we may need to raise funds to finance future capital needs, such as making principal and interest payments under our loan agreements. Moreover, if we continue to pursue an acquisition strategy, we may need to raise incremental capital in order to finance the purchase price to be paid to target stockholders for any cash consideration.

Over the long-term, we will continue to have significant capital requirements, and expect to devote resources to grow the Company’s operations. Moreover, if we pursue an acquisition strategy, we may need to raise incremental capital in order to finance the purchase price to be paid to target stockholders. As a result of these funding requirements, we will likely need to obtain additional financing by engaging in debt and/or equity offerings or seeking additional borrowings. To the extent that we raise additional capital through the sale of convertible debt or equity securities, or pay for acquisitions in whole or in part with the issuance of equity securities (either as merger consideration or to finance the cash portion of merger consideration), the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.

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

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies to our audited consolidated financial statements included in our Annual Report. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report.

●	general economic conditions in the markets where we operate;
●	the impact of the COVID-19 pandemic and related prophylactic measures;
●	expected timing of regulatory approvals and product launches;
●	non-performance of third-party vendors and contractors;
●	risks related to our ability to successfully sell our products and the market reception to and performance of our products;
●	compliance with, and changes to, applicable laws and regulations;
●	our limited operating history;
●	our ability to manage growth;
●	our ability to obtain additional financing when and if needed;
●	our ability to expand product offerings;
●	our ability to compete with others in our industry;
●	our ability to protect our intellectual property;
●	the ability of certain stockholders to determine the outcome of matters that require stockholder approval;
●	our ability to retain the listing of our common stock on Nasdaq;
●	our ability to defend against legal proceedings;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability to achieve the expected benefits from the Molekule Merger, including within the expected time frames (if at all);
●	the ability to successfully integrate Legacy Molekule;
●	the incurrence of unexpected costs, liabilities or delays relating to the Molekule Merger;
●	the risk that goodwill or identifiable intangible assets (including such items recorded with respect to the Molekule Merger) could become impaired; and our ability to successfully consummate acquisitions.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023, an evaluation was performed under the supervision of and with the participation of management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

2.1

Agreement and Plan of Merger, dated February 26, 2023, by and among Molekule Group, Inc., Avatar Merger Sub Ltd. and Aura Smart Air Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K(File No. 001-41096), filed with the SEC on February 27, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).
4.1

Amended and Restated Registration Rights Agreement, dated January 12, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).

4.2	Stockholders Agreement, dated January 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).
10.1

Joinder and Sixth Loan Modification Agreement, dated as of January 12, 2023, by and among Silicon Valley Bank, Molekule, Inc. and Molekule Group, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.2

Joinder and Third Loan Modification Agreement, dated as of January 12, 2023, by and among Silicon Valley Bank, Molekule, Inc. and Molekule Group, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023).

10.3

Joinder to Master Lease Agreement, dated as of January 12, 2023, by and among Trinity Capital Inc., Molekule, Inc. and Molekule Group, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on March 31, 2023)

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

MOLEKULE GROUP, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: May 15, 2023

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: May 15, 2023