Form 10-Q
period 2023-06-30
Molekule Group, Inc.
filed 2023-08-14
CIK 1872356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

The registrant has one class of common stock, $0.01 par value, of which 34,654,459 shares were outstanding as of August 9, 2023.

MOLEKULE GROUP INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,269,376	$22,062,657
Restricted Cash	629,742	—
Accounts receivable, net	2,210,700	36,188
Prepaid expenses and other current assets	1,801,533	665,395
Inventories	29,432,880	2,020,713
Total current assets	39,344,231	24,784,953
Property and equipment, net	8,626,031	2,119,134
Intangible assets, net	45,301,689	—
Goodwill	21,031,064	626,647
Operating lease right-of-use assets	10,952,143	1,606,485
Other assets	184,854	21,667
Total assets	$125,440,012	$29,158,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,568,044	$3,220,082
Accrued expenses and other current liabilities	5,868,740	1,228,402
Current operating lease liabilities	2,746,961	113,769
Notes payable, current portion	2,112,710	—
Total current liabilities	17,296,455	4,562,253
Long-term liabilities:
Warrant liability, at fair value	23,634,000	3,372,000
Notes payable, net of current portion	34,054,482	—
Long-term operating lease liabilities	8,245,493	1,521,431
Deferred tax liability	1,504,526	—
Total liabilities	84,734,956	9,455,684
Stockholders’ equity:
Common stock, $0.01 par value per share; 110,000,000 shares authorized; 34,046,500 and 15,496,932 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	340,465	154,969
Additional paid-in capital	83,184,034	27,465,024
Accumulated deficit	(42,819,443)	(7,916,791)
Total stockholders’ equity	40,705,056	19,703,202
Total liabilities and stockholders’ equity	$125,440,012	$29,158,886

See accompanying notes to unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenues	$13,242,959	$70,918	$21,592,380	$77,652
Cost of sales	8,763,888	36,126	13,438,147	39,890
Gross profit	4,479,071	34,792	8,154,233	37,761
Operating expenses:
Selling, general and administrative	15,005,356	4,105,066	28,666,969	6,247,290
Research and development	1,174,846	579,061	1,422,625	1,110,544
Total operating expenses	16,180,202	4,684,127	30,089,594	7,357,834
Loss from operations	(11,701,131)	(4,649,335)	(21,935,361)	(7,320,073)
Change in fair value of warrant liability	(12,050,500)	(650,000)	(10,324,500)	(650,000)
Interest expense	(1,443,009)	—	(2,691,686)	—
Other expense	132,242	—	(44,257)	—
Total other expense	(1,310,767)	—	(2,735,943)
Loss before income tax benefit	(25,062,398)	(5,299,335)	(34,995,804)	(7,970,073)
Income tax benefit	93,156	(127,058)	93,156	(219,832)
Net loss	$(24,969,242)	$(5,172,277)	$(34,902,648)	$(7,750,241)
Net loss per share:
Basic and diluted	$(0.76)	$(0.37)	$(1.12)	$(0.56)
Weighted-average common shares outstanding:
Basic and diluted	33,017,565	13,894,119	31,185,329	13,885,923

See accompanying notes to the unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.) CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2023:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2023	30,427,750	$304,277	$81,284,515	$(17,850,199)	$63,738,593
Issuance of common stock and warrants	3,400,000	34,000	—	—	$34,000
Stock-based compensation	—	—	1,901,707	—	1,901,707
Issuance of restricted stock units	218,750	2,188	(2,188)	—	—
Net loss	—	—	—	(24,969,244)	(24,969,244)
Balance, June 30, 2023	34,046,500	$340,465	$83,184,034	$(42,819,443)	$40,705,056

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	15,496,932	$154,969	$27,465,024	$(7,916,792)	$19,703,201
Acquisition of Molekule, Inc.	14,930,818	149,308	52,316,767	—	52,466,075
Issuance of restricted stock units	3,400,000	34,000			34,000
Stock-based compensation	—	—	3,404,431	—	3,404,431
Transactions related to employee share-based compensation plan	218,750	2,188	(2,188)	—	—
Net loss	—	—	—	(34,902,650)	(34,902,650)
Balance, June 30, 2023	34,046,500	$340,465	$83,184,034	$(42,819,443)	$40,705,056

THREE AND SIX MONTHS ENDED JUNE 30, 2022:

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2022	13,877,636	$138,776	$23,990,337	$(4,325,824)	$19,803,289
Issuance of equity units	1,531,192	15,000	894,770	—	909,770
Stock-based compensation	—	—	708,540	—	708,540
Net loss	—	—	—	(5,172,277)	(5,172,277)
Balance, June 30, 2022	15,408,828	$153,776	$25,593,647	$(9,498,101)	$16,249,322

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	13,877,636	$138,776	$23,319,499	$(1,747,860)	$21,710,415
Issuance of common stock	1,531,192	15,000	894,770	—	909,770
Stock - based compensation	—	—	1,379,378	—	1,379,378
Net loss	—	—	—	(7,750,241)	(7,750,241)
Balance, June 30, 2022	15,408,828	$153,776	$25,593,647	$(9,498,101)	$16,249,322

See accompanying notes to the unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. AND SUBSIDIARIES (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,902,648)	$(7,750,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Other non cash expense	—	—
Offering costs associated with warrant liability	—	1,326,212
Change in fair value of warrant liability	10,324,500	650,000
Deferred tax benefit	(93,156)	(219,832)
Depreciation and amortization	1,082,488	72,047
Equity-based compensation	3,404,431	1,379,378
Provision for doubtful accounts	2,107	—
Amortization of debt discounts	188,088	—
Changes in operating assets and liabilities:
Accounts receivable	(1,798,424)	149,009
Inventories	3,669,072	(358,755)
Other current and non-current assets	664,757	596,390
Accounts payable	(8,746,224)	(239,431)
Accrued expenses and other liabilities	(1,136,152)	82,517
Operating lease liabilities	11,390	—
Net cash used in operating activities	(27,329,771)	(4,312,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,196,104)	(154,065)
Cash acquired in acquisition of Molekule Inc.	2,988,096	—
Net cash provided by investing activities	1,791,992	(154,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	9,971,500	15,000,000
Repayment of notes payable	(597,260)	—
Payment of issuance costs	—	(999,449)
Net cash provided by financing activities	9,374,240	14,000,551

Net decrease in cash	(16,163,539)	9,533,780
Cash and restricted cash, beginning of period	22,062,657	19,629,649
Cash and restricted cash, end of period	$5,899,118	$29,163,429

Supplemental schedule of non-cash activities:
Offering costs in private placement	$—	$422,000
Cash paid for interest	$2,267,306	$—
Supplemental schedule of investing activities:
Net asset acquired from Molekule Inc.	$52,466,073	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MOLEKULE GROUP, INC. (f/k/a AEROCLEAN TECHNOLOGIES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Description of Business

Molekule Group, Inc. (f/k/a AeroClean Technologies, Inc.) (the “Company”) was initially formed as CleanCo Bioscience Group LLC (“CBG”) in the State of Florida on September 2, 2011. Subsequent to its formation, CBG established a team of scientists, engineers and medical experts to provide solutions for the challenges posed by harmful airborne pathogens and resultant hospital acquired infections. On September 15, 2020, CBG converted into AeroClean Technologies, LLC as a Delaware limited liability company. On November 23, 2021, AeroClean Technologies, LLC incorporated in the state of Delaware as AeroClean Technologies, Inc. The Company is an interior space air purification technology company focused on the sale and distribution of its high-performance interior air sterilization and disinfection products for the eradication of coronavirus and other harmful airborne pathogens. The Company was established to develop technology-driven, medical-grade air purification solutions for hospitals and other healthcare settings. The company is headquartered in Palm Beach Gardens, Florida.

On January 12, 2023, in connection with the acquisition of Molekule, Inc. (“Legacy Molekule”), the Company changed its name from AeroClean Technologies, Inc. to Molekule Group, Inc. (see Note 3). With the acquisition of Legacy Molekule, the Company is engaged in the manufacturing and selling of air purifiers and filters primarily in the United States, but also in Canada directly to consumers, through retail and distribution, and to commercial and enterprise customers. During 2020, Legacy Molekule began selling directly to distributors in Japan and South Korea.  During 2021, Legacy Molekule also began selling directly to consumers in Europe. In 2022, sales continued to be primarily within the United States. Legacy Molekule incorporated in the state of Delaware in February 2015 as Transformair, Inc. and changed its name to Molekule, Inc. through an amendment to its articles of incorporation in June 2016.  The accompanying condensed consolidated financial statements include the results of Legacy Molekule and its wholly owned subsidiary in the current period from the date of acquisition (January 12, 2023) and as of the most recent balance sheet date (June 30, 2023) and the results of GSI Germsweepusa Inc. (doing business as GSI Technology) (“GSI Technology”), which was acquired in 2022.

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

The Company incurred a net loss of $34,902,648 during the six months ended June 30, 2023 and its net cash used in operating activities was $27,329,771 for the six months ended June 30, 2023. In addition, the Company’s accumulated deficit was $42,819,441 at June 30, 2023. The Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit, expected working capital needs to fund its combined operations and new debt obligations as a result of the acquisition of Molekule, Inc. in January 2023 (see Note 3), raise substantial doubt about its ability to continue as a going concern. The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital, managing costs and generating sufficient revenues to offset costs. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. Accordingly, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements were issued. Under its debt agreements (the Senior Term Loan and the Mezzanine Term Loan) with its lender, Silicon Valley Bank, now a division of First Citizens Bank (“SVB”), the Company is required to generate  revenue of at least $50 million for the twelve months ended March 31, 2024. Non-compliance with this requirement may result in the debt maturity dates becoming accelerated.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) and include the Company’s wholly owned subsidiaries, GSI Technology, for the current period and Legacy Molekule since January 12, 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the Company’s unaudited condensed consolidated financial statements at such date. All adjustments that, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown have been reflected in these unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full 2023 fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Significant estimates in these unaudited condensed consolidated financial statements include those related to the fair value of equity-based compensation, revenue recognition, the incremental borrowing rate for leases, the fair value of warrant liability, valuation in connection with business combination and the deferred tax valuation allowance. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with maturities at the date of investment of not more than three months.  The Company held no cash equivalents as of June 30, 2023 and 2022.

Restricted Cash

The Company had a restricted cash balance of $629,742 as of June 30, 2023 and nil as of December 31, 2022.  The restricted cash balance constitutes collateral pursuant to the terms of an office lease.  The restricted cash balance is held in a separate bank account.

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

The Company recognized revenue of $13,242,959 and $70,918 in the three months ended June 30, 2023 and 2022, respectively, and $21,592,380 and $77,652 for the six months ended June 30, 2023 and 2022, respectively.

Warranty Cost

The Company provides a three-year warranty on its Pūrgo device and a two year warranty for the Legacy Molekule devices, in each case,  from the date of sale to its customers. The Company’s policy is to record a provision for estimated future costs related to warranty expense when they are probable and reasonably estimable, which is when revenue is recognized. There was a warranty accrual of $385,748 as of June 30, 2023 and nil as of  December 31, 2022.

Income Taxes

Income taxes are accounted for under ACS 740 utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered, settled or utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. If such an event occurs, a valuation allowance is recorded. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2023 and December 31, 2022, the company did not record any uncertain tax positions.

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

At June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, including cash and restricted cash, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximated their respective fair value due to the short-term nature of these instruments.

Financial Instruments – Derivatives

The Company evaluates its financial instruments to determine if the financial instrument itself or any embedded component of a financial instrument potentially qualifies as a derivative required to be separately accounted for in accordance with FASB ASC 815, Derivatives and Hedging. The accounting for warrants issued to purchase shares of common stock of the Company is based on the specific terms of the respective warrant agreement. A warrant classified as a derivative liability is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting fair value adjustment recognized as other income or expense. Upon the occurrence of an event resulting in the warrant liability being subsequently classified as equity, or the exercise of the warrant or the conversion option, the fair value of the derivative liability will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then the derivative liability will be derecognized at such date-of-occurrence fair value.

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

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations.

Business Acquisition Accounting

The Company applies the acquisition method of accounting for acquisitions that meet the criteria of a business combination. The Company allocates the purchase price of its business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total purchase consideration and the sum of the fair values of acquired tangible and identifiable intangible assets less the fair value of the liabilities assumed is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

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

3.  Business Combination

On January 12, 2023, the Company completed the acquisition of Legacy Molekule pursuant to the Agreement and Plan of Merger dated as of October 3, 2022 by and among the Company, Air King Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Legacy Molekule (the “Molekule Merger”). Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Molekule, with Legacy Molekule continuing as the surviving entity and a wholly owned subsidiary of the Company. In connection with the closing of the Molekule Merger , the Company changed its name from AeroClean Technologies, Inc. to Molekule Group, Inc.

At the effective date of the Molekule Merger, the outstanding shares of Legacy Molekule common stock, par value $0.0001, that were issued and outstanding immediately prior to the effective time of the Molekule Merger (the “Legacy Molekule Common Stock”) (including shares of Legacy Molekule Common Stock resulting from the conversion of Legacy Molekule’s eligible preferred stock, but excluding dissenting shares and shares held in treasury), were converted automatically into, and the holders of such shares of Legacy Molekule Common Stock were entitled to receive, by virtue of the Molekule Merger and upon the terms and subject to the conditions set forth in the merger agreement, 14,907,210 fully paid and nonassessable shares of the Company’s common stock, which resulted in the Legacy Molekule stockholders in the aggregate, after taking into account the 23,608 shares of Company Common Stock underlying In-the-Money Company Warrants  (as defined in the merger agreement) and the grants of 500,380 RSUs by the Company to certain continuing Legacy Molekule employees that were deemed vested and outstanding as of immediately following the effective time of the Molekule Merger, holding 49.5% of the Outstanding Shares (as defined in the merger agreement). Immediately following the closing of the Molekule Merger, there were 30,427,750 shares of Company Common Stock outstanding, which does not include Company Common Stock that may be issued upon the vesting of RSUs.

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $66 million, of which $46 million was allocated to identifiable intangible assets consisting of customer relationships (approximately $3 million), Molekule’s trade name (approximately $27 million), and developed technology (approximately $16 million) and $20 million was allocated to goodwill.

The Molekule Merger was accounted for under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for Legacy Molekule are included in the accompanying condensed consolidated statements of operations from the date of acquisition. The valuation of certain assets, principally intangible assets including goodwill and identified intangible assets related to the acquisition, inventory and property, plant and equipment, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition.

The following table summarizes the provisional amounts allocated to the estimated fair values of assets acquired and fair values of  liabilities assumed in the Legacy Molekule acquisition in accordance with ASC 805:

Legacy Molekule
Cash and cash equivalents	$2,988,100
Accounts receivable	378,195
Inventories	31,081,238
Prepaid and other current assets	1,138,784
Property, Plant and Equipment	6,402,425
Goodwill	20,404,413
Intangible assets, net	45,890,000
Right of Use Assets	10,479,883
Other long-term assets	220,779
Accounts payable	(12,094,186)
Accrued expenses	(3,001,862)
Accrued sales tax	(516,530)
Notes payable	(36,576,443)
Operating lease liabilities	(10,480,088)
Deferred tax liabilities	(1,597,682)
Other current and non-current liabilities	(2,250,953)
Total consideration	$52,466,073

On a pro forma basis to give effect to the Molekule merger as if it occurred on January 1, 2022, revenues, net loss and loss per basic share for the six months ended June 30, 2023 and 2022 would have been as follows:

	June 30, 2023	June 30, 2022
	Pro forma	Pro forma
Revenues	$22,762,753	25,226,575
Net loss	(36,498,858)	(11,566,624)
Loss per diluted share	(1.17)	(0.83)

4. Financial Instruments Fair Value Measurements

2022 Private Placement Warrants

The 2022 Warrant issued in connection with the 2022 Private Placement (as such terms are defined in Note 13) was accounted for as a liability and accordingly the warrant liability is re-measured at each balance sheet date until its exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

2023 Private Placement Warrants

On May 3, 2023, the Company entered into the Securities Purchase Agreement (“SPA”) with a selling stockholder (the “Selling Stockholder”), pursuant to which the Company agreed to sell (i) 3,400,000 shares of common stock, (ii) 3,125,000 shares of common stock that are issuable upon the exercise of the Series A Warrant, (iii) 6,250,000 shares of common stock that are issuable upon the exercise of the Series B Warrant and (iv) 2,850,000 shares of common stock that are issuable upon the exercise of the Pre-Funded Warrant collectively the “2023 Warrants”), for an aggregate purchase price of approximately $9,971,500 (the “2023 Private Placement”) as such terms defined in Note 13. The SPA contains customary representations, warranties and agreements by the Company. The

Company also agreed to reduce the exercise price of the 2022 Warrant owned by the Selling Stockholder from $11.00 to $2.00 per share of common stock.

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

The following table provides the significant inputs to the Black-Scholes pricing model for the fair value of the 2022 Warrant:

	At May 3, 2023	At May 5, 2023	At June 30, 2023
Stock price	$1.57	$1.57	$2.34
Expiration term (in years)	4.39	4.39	4.24
Volatility	98.0%	98.0%	96.0%
Risk-free rate	3.50%	3.50%	4.3%
Dividend yield	0.0%	0.0%	0.0%
Fair Value per Warrant	$0.61	$1.07	$1.71

The following table provides the significant inputs to the Black-Scholes pricing model for the fair value of the Series A Warrant:

	At May 5, 2023	At June 30, 2023
Stock price	$1.57	$2.34
Expiration term (in years)	0.67	0.51
Volatility	85.0%	99.0%
Risk-free rate	5.00%	5.5%
Dividend yield	0.0%	0.0
Fair Value per Warrant	$0.43	$1.01

The following table provides the significant inputs to the Black-Scholes pricing model for the fair value of the Series B Warrant:

	At May 5, 2023	At June 30, 2023
Stock price	$1.57	$2.34
Expiration term (in years)	5.00	4.85
Volatility	98.0%	96.0%
Risk-free rate	3.40%	4.2%
Dividend yield	0.0%	0.0%
Fair Value per Warrant	$1.14	$1.80

The following table provides the significant inputs to the Black-Scholes pricing model for the fair value of the Pre-Funded Warrant:

	At May 5, 2023	At June 30, 2023
Stock price	$1.57	$2.34
Expiration term (in years)	5.00	4.85
Volatility	98.0%	96.0%
Risk-free rate	3.40%	4.2%
Dividend yield	0.0%	0.0%
Fair Value per Warrant	$1.56	$2.33

The private placement offering costs of $673,290 were allocated to the Warrants entirely and were immediately expensed and recorded as selling, general and administrative expense in the statement of operations for the quarter ended June 30, 2023.

The 2023 Warrants issued in connection with the 2023 Private Placement are being accounted for as a liability and accordingly the warrant liability is re-measured at each balance sheet date until its exercise or expiration, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

A reconciliation of the 2022 Warrant liability and the 2023 Warrants liability for the three months ended June 30, 2023, as follows:

	2022 Warrant	2023 Warrants
Balance at March 31, 2023	$1,646,000	$—
Change in fair value on date of modification	691,000	—
Initial fair value on date of issuance	—	12,956,000
Change in fair value	223,000	8,118,000
Balance at June 30, 2023	$2,560,000	$21,074,000

A reconciliation of the 2022 Warrant liability and the 2023 Warrants liability for the six months ended June 30, 2023 as follows:

	2022 Warrant	2023 Warrants
Balance at December 31, 2023	$3,372,000	$—
Change in fair value on date of modification	691,000	—
Initial fair value on date of issuance	—	12,956,000
Change in fair value	(1,503,000)	8,118,000
Balance at of June 30, 2023	$2,560,000	$21,074,000

The fair value of the 2023 Warrants and the 2022 Warrant aggregated was $23,634,000 at June 30, 2023 and the fair value of the 2022 Warrant was $3,372,000 at December 31, 2022, respectively. The Company recognized a loss in connection with the change in the fair value of warrant liabilities of $12,050,500 and $10,324,500 in the statements of operations for the three months and six months ended June 30, 2023, respectively.

The fair value of the 2023 Warrants at the date of issuance was greater than the gross proceeds, resulting in $3,018,500 being recognized as an expense and par value of $34,000 being recognized for the 3,400,000 of shares of common stock issued.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $1,801,533 and $665,395 at June 30, 2023 and December 31, 2022, respectively, consisted primarily of prepaid insurance premiums and amounts paid to suppliers and vendors for inventories and retainers for engineering, product development, testing and other services to be performed.

6. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$4,002,445	$712,752
Finished goods	15,096,071	1,307,961
Work in process	10,334,364	—
Total inventories	$29,432,880	$2,020,713

7. Property and Equipment

Property and equipment consisted of the following:

	Useful Life	June 30,	December 31,
	(Years)	2023	2022
Leasehold improvements	Lesser of useful life or lease term	$2,748,934	$847,217
Machinery and tooling	5 - 7	3,780,221	1,270,652
Furniture and equipment	3 - 10	928,208	241,835
Software	2-3	1,390,514	—
Construction in progress		651,857	—
		9,499,734	2,359,704
Less: accumulated depreciation		873,703	240,570
		$8,626,031	$2,119,134

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives (or the lesser of the term of the lease for leasehold improvements, as appropriate), except for tooling. Tooling is depreciated utilizing either the units-of-production method or a straight-line method over a life of 5-7 years depending on the type of tooling. As a result of the fair value adjustments made during the three months ended June 30, 2023 the Company made an adjustment to decrease depreciation expense for the six months ended June 30, 2023 resulting in a total of ($274,603) being recognized in the three months ended June 30, 2023 Depreciation expenses was $36,219 for the three months ended June 30, 2023 and 2022, respectively, and $633,133 and $72,047 for the six months ended June 30, 2003 and 2022, respectively.

8.  Goodwill and Intangible Assets

Goodwill

Goodwill was $21,031,064 as of June 30, 2023 compared to $626,647 as of December 31, 2022.

Intangible Assets

Identifiable intangible assets were $45,890,000 and amortization expense associated with identifiable intangible assets was $131,994 and $522,238 for the three and six months and ended June 30, 2023, respectively, and nil for 2022. The Company currently expects to recognize amortization expense related to intangible assets of approximately $1,260,666 in each of the next five fiscal years. The future amortization amounts are estimates.

The following sets forth the intangible assets by major asset class as of June 30, 2023, all of which were acquired through business purchase transactions:

	Useful Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
Trademark	Indefinite	26,980,000	—	26,980,000
Internally-developed software	15	15,660,000	487,200	15,172,800
Customer Relationships	15	3,250,000	101,111	3,148,889
		45,890,000	588,311	45,301,689

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued wages and bonus	$175,892	$514,169
Research and development	402,100	47,547
Professional and consulting fees	494,307	16,876
Warranty reserve	385,748	—
Accrued legal fees	2,153,956	439,901
Other accrued liabilities	2,256,736	209,909
Total accrued expenses and other current liabilities	$5,868,740	$1,228,402

10.  Notes Payable

In connection with the Merger Agreement (Note 3) effective January 12, 2023, the Company became jointly and severally liable for to the existing Senior Term Loan, Mezzanine Term Loan, and the Facility Term Loan with Legacy Molekule.

Senior Term Loan

 In June 2016, Legacy Molekule entered into a Loan and Security Agreement (the “Senior Loan Agreement”), as amended with  Silicon Valley Bank, now a division of First Citizens Bank (“SVB”) which provided for borrowings under two term loans (“Senior Term Loan”) aggregating $7.6 million. On May 31, 2023, the Company amended the Senior Term Loan by entering into the Seventh Loan Modification Agreement of its Senior Loan Agreement, which extended the payment term from thirty-six months to fifty-nine months. The loan amendment included a restructuring fee of $200,000. As of June 30, 2023, the outstanding principal balance under the Senior Term Loan was $4.3 million. The Senior Term Loan bears interest at an annual rate equal to the greater of the Prime Rate plus 1% or 4.25%. As of June 30, 2023, the interest rate was 9.25% per year. The maturity date for the Senior Term Loan is March 1, 2028. Interest is payable monthly in arrears. The principal is repayable in 59 equal monthly installments beginning on May 12, 2023. The Senior Loan Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. Additionally, $380,000 of debt issuance cost (related to the 2022 modification) is being amortized over the term of the loan.

Mezzanine Term Loan

In March 2021, Legacy Molekule entered into a Mezzanine Loan and Security Agreement (“Mezzanine Loan Agreement”), as amended, with SVB, consisting of a Mezzanine Term Loan A of $15 million and a Mezzanine Term Loan B of $15 million. On May 31, 2023, the Company amended the Mezzanine Term Loan by entering into a Fourth Loan Modification Agreement (“Fourth LMA”) to the Mezzanine Loan Agreement, which combined both Mezzanine Term Loan A, the principal payments for which were to begin on April 1, 2024 and Mezzanine Term Loan B, the principal payments for which were to begin on April 1, 2025, into one Mezzanine Term Loan, with principal payments beginning April 1, 2025. The loan amendment included a restructuring fee of $300,000.  As of June 30, 2023, the outstanding principal balance under the Mezzanine Term Loan was $30 million. The Mezzanine Term Loan bears interest at a floating rate per annum equal to the greater of (x) the Prime Rate plus 6.00% or (y) 9.25%. As of June 30, 2023, the interest rate was 14.25% per year. The Mezzanine Term Loan matures on March 1, 2028. Interest is payable monthly in arrears. The principal of the Mezzanine Term Loan is repayable in 36 equal monthly installments beginning on April 1, 2025. The Mezzanine Loan Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions.

Both the Senior Loan Agreement and Mezzanine Loan Agreement require the Company to maintain a minimum cash balance of $2.0 million. In connection with the amendment in May 2023, the annual revenue target of $50.0 million was amended from the calendar year ending December 31, 2023 to the calendar year ending March 31, 2024. Revenue targets for periods occurring after March 31, 2024 shall be mutually agreed by the Company and SVB. The Company is also required to maintain its primary operating and other deposit accounts and securities accounts with SVB and its affiliates.

Facility Term Loan

In June 2020, Legacy Molekule entered into a Facility Term Debt Agreement (the “Facility Term Loan”) with Trinity Capital, Inc. (“Trinity”) in order to obtain financing related to funding the build out of the Company’s filter manufacturing plant. The Company became a co-borrower under this agreement upon the closing of the Molekule Merger. Legacy Molekule drew down $2.9 million in June 2020, $0.6 million in September 2020, $0.9 million in December 2020 and $0.5 million in August 2021. Principal and interest are paid monthly with the principal being repaid in equal monthly installments from the month after the amount was drawn until April 1, 2026, with the last two months’ payments having been made at the inception of each loan. At the end of the term, Trinity also requires the Company to pay down an additional 10% of the total term draw down amount, which results in an additional payment of $0.4 million in total for all the draws. This additional payment is being accreted to the total outstanding amount over the term of the Facility Term Loan and resulted in an incremental $0.3 million of long-term debt to Trinity as of June 30, 2023. As of June 30, 2023, the outstanding principal balance under the Facility Term Loan was $2.4 million. The Facility Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default.

Notes payable consisted of the following:

	June 30,	December 31,
	2023	2022
Senior term loan	$4,860,367	$—
Facility term loan	2,202,167	—
Mezzanine term loan	30,300,000	—
	37,362,534	—
Less: Unamortized debt issuance fees	1,195,342	—
Less: current portion	2,112,710	—
Total long-term notes payable	$34,054,483	$—

11. Commitments and Contingencies

Lease Commitments – On February 1, 2021, the Company entered into a lease with Gardens Bio Science Partners, LLC, an entity controlled by the Company’s co-founder and Chairman of the Company’s Board of Directors (the “Board”). The leased premises consist of 20,000 square feet of office and warehouse space. The lease expires in February 2031. The annual base rent of $260,000 is subject to escalation of 2.5% on an annual basis. Rent expense under this lease was $118,549 and $244,602 for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the future minimum lease payments under this arrangement approximated $2,295,325.

In February 2019, Legacy Molekule entered into a lease agreement for office space in San Francisco, California. The leased premises consist of 38,000 square feet of office space. The lease expires in August 2026. The lease calls for monthly base rental payments of  $209,231 commencing in the first month and fixed annual base rental increases of 3%. Rent  expense is accounted for on a straight-line basis. Rent expense under this lease was $691,753 and $1,286,468 for the three and six months ended June 30, 2023, respectively. The lease expires in August 2026. Since June 2023, the lessor has been drawing under an existing letter of credit, which was put in place as security for payment of the monthly base rental payments. Amounts available under such letter of credit will be fully utilized by September, 2023 after which the Company will be required to pay its monthly base rental payments to the lessor. The Company is currently in discussions with the lessor to renegotiate the terms of the lease. There is no assurance that any such renegotiation will be successful.

The Company leases office, warehouse and lab space under noncancelable leases with various expiration dates through 2026. Rent expense under these leases was $161,529 and $295,799 for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the future minimum lease payments under this arrangement approximated $10,817,986.

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

In November 2020, Legacy Molekule was named as the defendant in a class-action complaint in which the plaintiffs alleged that  Legacy Molekule misrepresented the capabilities of its products. Legacy Molekule denied all allegations made by the plaintiffs. Without admitting any liability and solely for the purpose of eliminating the uncertainties and expenses of further protracted litigation, Legacy Molekule entered into a class-wide settlement of this matter, where the class was defined to include purchasers who bought Molekule devices from third-party retailers (e.g. Amazon, Best Buy). The settlement required dismissal of all remaining class-action claims against Legacy Molekule. The Court approved this settlement and entered judgment in the matter on January 25, 2022. The settlement is currently being administered with the cash settlement payment of $1,300,000 made in March 2022. The Company accrued a loss liability related to the matter of $1,400,000 as of June 30, 2023 and nil as of December 31, 2022.

The Company enters into agreements with its customers, business partners and other parties in the ordinary course of business that include provisions for the indemnification, holding harmless and defense of indemnified parties of varying scope and terms with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of third-party IP infringement claims. In these circumstances, payment by the Company may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. In addition, the Company has indemnification agreements with its directors and executive officers. As of June 30, 2023, the Company had no other accrued liabilities related to other legal matters.

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

12. Related Party Transactions

On February 26, 2023, the Company entered into an Agreement and Plan of Merger with Aura Smart Air Ltd. (“Aura”), an Israeli company listed on the Tel Aviv Stock Exchange (see Note 16 for more information). In connection with the transaction, the Company also entered into a Technology Collaboration Agreement and a Co-Distribution Agreement. Under the Technology Collaboration Agreement the Company paid $250,000 to Aura for a perpetual license to Aura’s Background Intellectual Property and other Intellectual Property owned or controlled by Aura for use in, amongst other items, selling Molekule products and services. Additionally, the Company paid $68,182 under the Technology Collaboration Agreement, the monthly payment amount due to Aura, for services as part of the Company’s collaboration with Aura on the statement of work specified in the agreement. The objectives of the statement of work include onboarding Company devices onto the Aura platform, sending and receiving data to the platform and implementing various internet of things and other Aura technologies into the Company’s devices and software.

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

Stock-based compensation expenses were $1,502,724 and $708,540 for the three months ended June 30, 2023 and 2022, respectively, and $3,404,431 and $1,379,378 for the six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, the Company granted 500,000 restricted stock units to members of management and none to members of the Board under the LTIP. During the six months ended June 30, 2023, the Company granted 1,232,090 restricted stock units to members of management and 742,000 restricted stock units to members of the Board under the LTIP. The total number of restricted stock units issued at June 30, 2023 was 3,425,537.

Unrecognized compensation expense related to restricted stock awards made by the Company was $10,957,851 at June 30, 2023. As of June 30, 2023, the Company had 2,530,859 shares available for issuance under the 2021 Plan.

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance at December 31, 2022	1,451,448	$5.67
Awarded Legacy AeroClean	1,974,090	$2.78
Awarded Molekule Merger	2,964,241	$3.40
Forfeited/Vested	(901,764)	$3.40
Balance at June 30, 2023	5,488,015	$3.73

A total of 799,965 RSUs are vested at June 30, 2023.

Private Placements

On June 29, 2022, the Company completed a private placement in connection with a securities purchase agreement dated June 26, 2022 (the “2022 Private Placement”). In the 2022 Private Placement, the Company received gross cash proceeds of $15,000,000 in connection with the issuance of (i) 1,500,000 shares of common stock and (ii) a warrant to purchase up to 1,500,000 shares of common stock, as amended (the “2022 Warrant”). The Warrant had an exercise price of $11.00 per share, which amount was adjusted to $2.00 per share in connection with the 2023 Private Placement (as defined, and further described below) and is exercisable until July 21, 2027. Net proceeds amounted to $13,578,551 after issuance costs of $1,421,449.

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

In conjunction with the 2022 Private Placement, the Company entered into a registration rights agreement whereby the Company was required to register for resale and maintain the effectiveness of the registration statement that registers the resale of shares of common stock held by the selling stockholder and the shares of common stock issuable upon exercise of the 2022 Warrant. Pursuant to the registration rights agreement, the Company is liable for certain liquidated damages upon failure to comply with such registration rights. On January 27, 2023, the Company’s registration statement on Form S-3 relating to the resale of 3,000,000 shares of common stock by the selling stockholder listed in the prospectus (including 1,500,000 shares of common stock issued in the 2022 Private Placement and 1,500,000 shares of common stock issuable upon the exercise of the outstanding 2022 Warrant acquired in the 2022 Private Placement) was declared effective by the SEC. The Company will not receive any proceeds in connection with the sale of common stock by the selling stockholder but will receive the exercise price of the 2022 Warrant to the extent the 2022 Warrant is exercised by the selling stockholder.

On May 3, 2023, the Company entered into a Securities Purchase Agreement with the Selling Stockholder, pursuant to which the Company agreed to sell (i) 3,400,000 Shares, (ii) 3,125,000 shares of common stock that are issuable upon the exercise of the Series A Warrant, (iii) 6,250,000 shares of common stock that are issuable upon the exercise of the Series B Warrant and (iv) 2,850,000 shares of common stock that are issuable upon the exercise of the Pre-Funded Warrant, for an aggregate purchase price of approximately $9,971,500 (the “ 2023 Private Placement”). The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company. The closing of the  2023 Private Placement occurred on May 5, 2023. The Company also agreed to reduce the exercise price of the 2022 Warrant owned by the Selling Stockholder to $2.00 per share of common stock.

The Series A Warrant has an exercise price of $1.60 per share of common stock, the Series B Warrant has an exercise price of $1.84 per share of common stock, and the Pre-Funded Warrant has an exercise price of $0.01 per share of common stock. The Series A Warrant, the Series B Warrant and the Pre-Funded Warrant are all exercisable as of June 30, 2023. The Series A Warrant will terminate on February 23, 2024. The Series B Warrant and the Pre-Funded Warrant will terminate on June 23, 2028.

As of June 30, 2023, the Selling Stockholder beneficially owns approximately 9.9% of the outstanding shares of common stock of the Company. Each of the Series A Warrant, the Series B Warrant and the Pre-Funded Warrant, contain an ownership limitation providing that the Selling Stockholder may not exercise the Series A Warrant, the Series B Warrant or the Pre-Funded Warrant with respect to any shares of common stock that would result in the Selling Stockholder beneficially owning more than 4.99% of the outstanding shares of common stock. The Selling Stockholder may increase or decrease this limitation upon notice to us, but in no event will any such limitation exceed 9.99%.

In connection with the 2023 Private Placement, the Company entered into a Registration Rights Agreement with the Selling Stockholder. Pursuant to the Registration Rights Agreement, the Company was required to file and maintain a resale registration statement with the SEC in order to register the shares sold to the Selling Stockholder and the shares underlying the Warrants. The Company will be obligated to pay certain liquidated damages to the Selling Stockholder if it fails to maintain the effectiveness of the registration statement pursuant to the terms of the Registration Rights Agreement. In accordance with the requirements of the Registration Rights Agreement, the Company filed a resale registration statement on Form S-3 covering the shares acquired by the Selling Shareholder and the shares issuable upon the conversion of the Series A Warrant, the Series B Warrant and the Pre-Funded Warrant. The Form S-3 was declared effective by the SEC on June 26, 2023.

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

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(24,969,242)	$(5,172,277)	$(34,902,648)	$(7,750,241)

Basic and diluted weighted average common shares	33,017,565	13,894,119	31,185,329	13,885,923

Basic and diluted net loss per common share	$(0.76)	$(0.37)	$(1.12)	$(0.56)

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Six Months Ended
	June 30,
	2023	2022
Outstanding Warrants	13,725,000	1,500,000
Restricted stock units	5,488,015	626,268
Total	19,213,015	2,126,268

15.  Income Taxes

Income tax benefit was $93,156 and $219,832 for the six months ended June 30, 2023 and June 30, 2022, respectively.  The Company recorded a deferred tax liability of $1,598,000 as a result of the acquisition of Legacy Molekule related mainly to the intangible assets acquired in the transaction.  The Company maintains a valuation allowance on the deferred tax assets that are not more likely than not to be utilized.

16. Aura Smart Air Merger Agreement

On August 14, 2023, Molekule informed Aura that it was terminating the Merger Agreement, in accordance with Section 8.02 and Section 8.01(c)(i) of the Merger Agreement. The Company believes that Aura has committed a material and incurable breach of Section 6.02 of the Merger Agreement such that Molekule is entitled to terminate the Merger Agreement pursuant to Section 8.01(c)(i)(B) of the Merger Agreement. On August 14, 2023, Aura notified Molekule that it disputed the termination of the Merger Agreement and believes that Molekule has breached Section 6.09 of the Merger Agreement. Molekule disputes that it is in breach of the Merger Agreement.

Notwithstanding the termination of the Merger Agreement, Molekule intends to continue discussions with Aura regarding mutually beneficial future sales, marketing and technology collaboration and intends to continue discussions regarding the parties’ current arrangements in connection with, and certain disagreements under, the Technology Collaboration Agreement and Co-Distribution Agreement entered into contemporaneously with the Merger Agreement.

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

On May 3, 2023 we entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to sell at an aggregate purchase price of approximately $9,971,500, 3,400,000 shares of our common stock, a Series A warrant to purchase up to 3,125,000 shares of common stock at an exercise price of $1.60 per share,  a Series B Warrant to purchase up to 6,250,000 shares of common stock at an exercise price of $1.84 per share and a Pre-Funded Warrant to purchase up to 2,850,000 shares of common stock with an initial exercise price of $1.60 per share, with $1.59 to be pre-funded, leaving a remaining nominal exercise price of $0.01 per share (the “2023 Private Placement”). The Series A Warrant is exercisable until February 23, 2024 and the Series B Warrant and the Pre-Funded Warrant are exercisable until June 23, 2028.

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

As previously disclosed, on February 26, 2023, we entered into the Agreement and Plan of Merger, dated as of February 26, 2023 (the “Merger Agreement”), by and among us, Aura Smart Air Ltd., a company organized under the laws of the State of Israel (“Aura”) and Avatar Merger Sub Ltd., a company organized under the laws of the State of Israel, our wholly owned subsidiary.

On August 14, 2023, we informed Aura that we were terminating the Merger Agreement, in accordance with Section 8.02 and Section 8.01(c)(i) of the Merger Agreement. We believe that Aura has committed a material and incurable breach of Section 6.02 of the Merger Agreement such that we are entitled to terminate the Merger Agreement pursuant to Section 8.01(c)(i)(B) of the Merger Agreement. On August 14, 2023, Aura notified us that it disputed the termination of the Merger Agreement and believes that we have breached Section 6.09 of the Merger Agreement. We dispute that we are in breach of the Merger Agreement.

Notwithstanding the termination of the Merger Agreement, we intend to continue discussions with Aura regarding mutually beneficial future sales, marketing and technology collaboration and intend to continue discussions regarding the parties’ current arrangements in connection with, and certain disagreements under, the Technology Collaboration Agreement and Co-Distribution Agreement entered into contemporaneously with the Merger Agreement.

Effects of Macroeconomic and Geopolitical Events on Our Business

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

In addition, U.S. and global financial markets have experienced disruption due to various macroeconomic and geopolitical events. These include, but are not limited to, rising inflation, rising interest rates, the risk of a recession and other ongoing global conflicts. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of the closure, we held securities in sweep accounts purchased through SVB but managed in segregated custodial accounts by a third-party asset manager. On March 12, 2023, the FDIC announced that Signature Bank was closed and that the FDIC was appointed as receiver. On March 13, 2023, the FDIC announced that all of SVB’s deposits and substantially all of its assets had been transferred to a newly created, full-service FDIC-operated bridge bank, SVBB. SVBB assumed all loans that were previously held by SVB. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. While we have had full access to the assets in our sweep accounts since March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the developments involving SVB, including potential delays in our ability to transfer funds and potential delays in making payments to vendors while new banking relationships are established. We cannot predict at this time to what extent our or our collaborators, employees, suppliers, contract manufacturers and/or vendors could be negatively impacted by these and other macroeconomic and geopolitical events.

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

Management cannot predict the full impact of the COVID-19 pandemic, instability in the banking system and geopolitical events on our sales and marketing channels and supply chain, and, as a result, the ultimate extent of the effects on the Company are highly uncertain and will depend on future developments. Such effects could exist for an extended period of time. We continue to actively monitor the impacts of the foregoing events on our business and may take further actions that impact operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, suppliers and stockholders.

Results of Operations

The following table summarizes our results of operations for the periods indicated:

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Product revenues	$13,242,959	$70,918	$13,172,041	$21,592,380	$77,652	$21,514,728
Cost of sales	8,763,888	36,126	8,727,762	13,438,147	39,890	13,398,257
Gross profit	4,479,071	34,792	4,444,279	8,154,233	37,761	8,116,471
Operating expenses:
Selling, general and administrative	15,005,356	4,105,066	10,900,290	28,666,969	6,247,290	22,419,679
Research and development	1,174,846	579,061	595,785	1,422,625	1,110,544	312,081
Total operating expenses	16,180,202	4,684,127	11,496,075	30,089,594	7,357,834	22,731,760
Loss from operations	(11,701,131)	(4,649,335)	(7,051,796)	(21,935,361)	(7,320,073)	(14,615,288)
Change in fair value of warrant liability	(12,050,500)	(650,000)	(11,400,500)	(10,324,500)	(650,000)	(9,674,500)
Interest expense	(1,443,009)	—	(1,443,009)	(2,691,686)	—	(2,691,686)
Other expense	132,242	—	132,242	(44,257)	—	(44,257)
Total other expense	(1,310,767)	—	(1,310,767)	(2,735,943)	—	(2,735,943)
Loss before income tax benefit	(25,062,398)	(5,299,335)	(8,362,563)	(34,995,804)	(7,970,073)	(14,615,289)
Income tax benefit	93,156	(127,058)	220,214	93,156	(219,832)	312,988
Net loss	(24,969,242)	(5,172,277)	(10,763,883)	(34,902,648)	(7,750,241)	(19,774,187)

Revenues and Cost of Sales

Total revenues increased to $13,242,959 from $70,918, or by $13,172,041, for the three months ended June 30, 2023, compared to the same period of 2022. Revenue increased primarily due to our acquisition of Legacy Molekule. Revenue primarily increased due to an increase in sales of purifiers (an increase of approximately $5,117,510), an increase in the sale of filters (approximately $9,635,273), offset by returns (approximately $717,920) and discounts and promotions (approximately $874,038).

Total revenues increased to $21,592,380 from $77,652, or by $21,514,728, for the six months ended June 30, 2023, compared to the same period of 2022. Revenue increased primarily due to our acquisition of Legacy Molekule. Revenue primarily increased due to an increase in sales of purifiers (approximately $8,192,653), an increase in sales of filters (an increase of approximately $15,538,375), offset by returns (approximately $1,076,844) and discounts and promotions (approximately $1,187,612).

Cost of sales increased to $8,763,888 from $36,126, or by $8,727,762, for the three months ended June 30, 2023, compared to the same period of 2022. Cost of sales increased primarily due to our acquisition of Legacy Molekule. Cost of sales increased in line with revenues.

Cost of sales increased to $13,438,147 from $39,890, or by $13,398,257, for the six months ended June 30, 2023, compared to the same period of 2022. Cost of sales increased primarily due to our acquisition of Legacy Molekule. Cost of sales increased in line with revenues.

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

For the three months ended June 30, 2023 and 2022, we incurred $15,005,356 and $4,105,066, respectively, of SG&A expenses. The increase of $10,900,290 was primarily due to an increase in salaries and wages (approximately $3,522,059), stock-based compensation (approximately $1,193,165), marketing expense (approximately $64,280), legal fees (approximately $895,651), public company costs (an increase of approximately $1,011,866), rent expense (approximately $1,193,165), and digital advertising (approximately $1,874,668).

For the six months ended June 30, 2023 and 2022, we incurred $28,666,969 and $6,247,290 respectively, of SG&A expenses. The increase of $22,419,679 was primarily due to an increase in salaries and wages (approximately $7,133,140), stock-based compensation (approximately $2,025,052),  legal fees (approximately $3,243,948), public company costs (an increase of approximately $1,234,716), rent expense (approximately $1,825,965), and digital advertising (approximately $3,045,805).

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities. We expense research and development costs as they are incurred. Our research and development expenses primarily consist of outsourced engineering, product development and manufacturing design costs. For the three months ended June 30, 2023 and 2022, we incurred $1,174,846 and $579,061, respectively, in research and development costs. Research and development expenses increased by $595,785 in the three months ended June 30, 2023, as compared to the prior year period. Research and development expenses increased for the three months ended June 30, 2023 due to the research and development associated with the building of Molekule 360, our indoor air quality management solution platform, which was launched in July 2023.

For the six months ended June 30, 2023 and 2022, we incurred $1,422,625 and $1,110,544, respectively, in research and development costs. Research and development expenses increased by $312,081 in the six months ended June 30, 2023, as compared to the prior year period due to the launch of Molekule 360.

Change in Fair Value of Warrant Liability

The change in fair value of the warrant liability was a non-cash loss of $12,050,500 and $10,324,500  resulting from a increase in the fair value of the warrant liability, which was reported in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. A significant transaction prompted the 2022 Warrant modification and additional issuance of the 2023 Warrants, leading to an increase in warrant liability and corresponding expenses during the quarter.

Net Income (Loss)

Our net losses were $24,709,356 and $5,172,277 for the three months ended June 30, 2023 and 2022, respectively, and $34,642,763 and $7,750,241 for the six months ended June 30, 2023 and 2022, respectively. Losses increased in the first and second quarters of 2023 as compared to the first and second quarters of 2022 for the reasons set forth above including higher cost of goods sold, higher SG&A expenses, charge in fair value of the warrant liability and greater interest expenses.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash of $5,269,376 compared to cash of $22,062,657 as of December 31, 2022. The Company’s net cash used in operating activities was $27,329,771 for the six months ended June 30, 2023 as compared to $4,312,706 used in operating activities for the prior year period.

On May 2, 2023, the Company reached an agreement with SVB to amend the mezzanine loan agreement so as to provide for the deferral of principal payments from April 2024 to April 2025. The Company also reached an agreement with SVB, to amend the Senior Term Loan to extend the maturity date from April 2026 to March 2028. The amendment of the Mezzanine Term Loan to defer principal payments and the amendment of the senior term loan agreement to extend the maturity date collectively resulted in a deferral of approximately $6.1 million of principal payments through June 30, 2025.

On May 3, 2023, the Company entered into a Securities Purchase Agreement with the Selling Stockholder, pursuant to which the Company agreed to sell (i) 3,400,000 Shares, (ii) 3,125,000 shares of common stock that are issuable upon the exercise of the Series A Warrant, (iii) 6,250,000 shares of common stock that are issuable upon the exercise of the Series B Warrant and (iv) 2,850,000 shares of common stock that are issuable upon the exercise of the Pre-Funded Warrant, for an aggregate purchase price of approximately $9,971,500 (the “Private Placement”). The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company. The closing of the Private Placement occurred on May 5, 2023. The Company also agreed to reduce the exercise price of the 2022 Warrant owned by the Selling Stockholder to $2.00 per share of common stock.

The Series A Warrant has an exercise price of $1.60 per share of common stock, the Series B Warrant has an exercise price of $1.84 per share of common stock, and the Pre-Funded Warrant has a nominal exercise price per share of common stock. The Series A Warrant is exercisable until February 23,, 2024. The Series B Warrant and the Pre-Funded Warrant are exercisable until June 23, 2028.

As of June 30, 2023, the Selling Stockholder beneficially owns approximately 9.9% of the outstanding shares of common stock of the Company. The Series A Warrant, the Series B Warrant and the Pre-Funded Warrant each contains an ownership limitation providing that the Selling Stockholder may not exercise the Series A Warrant, the Series B Warrant or the Pre-Funded Warrant with respect to any shares of common stock that would result in the Selling Stockholder beneficially owning more than 4.99% of the outstanding shares of common stock. The Selling Stockholder may increase or decrease this limitation upon notice to us, but in no event will any such limitation exceed 9.99%.

In connection with the 2023 Private Placement, the Company entered into the Registration Rights Agreement with the Selling Stockholder. Pursuant to the Registration Rights Agreement, the Company was required to file and maintain a resale registration statement with the SEC in order to register the shares sold to the Selling Stockholder and the shares underlying the Warrants. The Company will be obligated to pay certain liquidated damages to the Selling Stockholder if it fails to maintain the effectiveness of the registration statement pursuant to the terms of the Registration Rights Agreement. In accordance with the requirements of the

Registration Rights Agreement, the Company filed a resale registration statement on Form S-3 covering the shares acquired by the Selling Shareholder and the shares issuable upon the conversion of the Series A Warrant, the Series B Warrant and the Pre-Funded Warrant. The Form S-3 was declared effective by the SEC on June 26, 2023.

Debt and Financing Arrangements

Upon the closing of our acquisition of Molekule, Inc. on January 12, 2023, we assumed indebtedness under (1) a Loan and Security Agreement with SVB, (2) a Mezzanine Loan and Security Agreement with SVB and (3) a Facility Term Loan with Trinity Capital, Inc (“Trinity”).

Senior Term Loan. In June 2016, Legacy Molekule entered into a Loan and Security Agreement with SVB (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Senior Term Loan”). As of June 30, 2023, the outstanding principal balance under the Senior Term Loan was $4.4 million. The Senior Term Loan bears interest at an annual rate equal to the greater of (x) the Prime Rate plus 1% or (y) 4.25%. As of June 30, 2023, the interest rate was 9.25% per year. The maturity date for the Senior Term Loan is March 1, 2028. Interest is payable monthly in arrears. The principal is repayable in 59 equal monthly installments beginning on May 12, 2023. The Senior Term Loan contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending March 31, 2024. Revenue targets for periods occurring after March 31, 2024 shall be mutually agreed by the Company and SVB. The Company is also required to maintain its primary operating and other deposit accounts and securities accounts with SVB and its affiliates. As of June 30, 2023, the Company had cash of $5,269,376.

Under the Senior Loan Agreement, the Company initially had two term loans with original principal balances of $5.1 million and $2.5 million, respectively, and a $15 million revolving line of credit. The agreement was modified first on March 9, 2020 (“First LMA”) and further amended on June 19, 2020 (“Second LMA”), March 22, 2021 (“Third LMA”), May 19, 2022 (“Fourth LMA”), October 1, 2022 (“Fifth LMA”), January 12, 2023 (“Sixth LMA”) and May 31, 2023 (“Seventh LMA”). The First LMA extended the maturity date of the revolving line of credit, while the Second LMA increased the principal balance of the term loan from $5.0 million to $5.1 million and extended the maturity date to December 31, 2023. The borrowing capacity of the revolver was increased from $5.0 million to $15.0 million with the Second LMA. The Third LMA extended the maturity date of the revolving line from March 31, 2021 to March 31, 2023. The revolving line of credit ceased with the execution of the Fourth LMA. Further, the two tranches of term loans were converted into a single term loan under the Fourth LMA. The Fifth LMA amended the minimum revenue target to $50,000,000 for the period ending December 31, 2023. We joined the Senior Term Loan as a co-borrower under the Sixth LMA. Under the Seventh LMA, the parties agreed to extend the maturity date of the term loan from April 1, 2026 to March 1, 2028.

Mezzanine Term Loan. In March 2021, Legacy Molekule entered into a Mezzanine Loan and Security Agreement with SVB, pursuant to which SVB issued to Legacy Molekule a $30.0 million mezzanine term loan (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Mezzanine Term Loan”), initially consisting of a Mezzanine Term Loan A tranche of $15.0 million and a Mezzanine Term Loan B tranche of $15.0 million. On May 31, 2023, the Mezzanine Term Loan was amended to combine the Mezzanine Term Loan A tranche and the Mezzanine Term Loan B tranche.  As of June 30, 2023, the outstanding principal balance under the Mezzanine Term Loan was $30 million. The Mezzanine Term Loan bears interest at a floating rate per annum equal to the greater of (x) the Prime Rate plus 6.00% or (y) 9.25%. As of June 30, 2023, the interest rate was 14.25% per year. The Mezzanine Term Loan matures in March 2028. Interest is payable monthly in arrears. The principal of the Mezzanine Term Loan is repayable in 36 equal monthly installments beginning on April 1, 2025. The Mezzanine Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants (including financial covenants), events of default and termination provisions. The financial covenants include requirements to maintain a minimum cash balance of $2.0 million and an annual revenue target of $50.0 million for the calendar year ending March 31, 2024. Revenue targets for periods occurring after March 31, 2024 shall be mutually agreed by the Company and SVB. The Company is also required to maintain all of its deposit accounts, the cash collateral account and excess cash with SVB and its affiliates.

Facility Term Loan. In June 2020, Legacy Molekule entered into a Facility Term Debt Agreement (the “Facility Term Loan”) with Trinity in order to obtain lease financing related to funding the build out of the Company’s filter manufacturing plant. The Company became a co-lessee under this agreement upon the closing of the Molekule Merger. Legacy Molekule drew down $2.9 million in June 2020, $0.6 million in September 2020, $0.9 million in December 2020 and $0.5 million in August 2021. Principal and interest are paid monthly with the principal being repaid in equal monthly installments from the month after the amount was drawn until April 1, 2026, with the last two months’ payments having been made at the inception of each loan. At the end of the term, Trinity also requires the Company to pay down an additional 10% of the total term draw down amount, which results in an additional payment of $0.4 million in total for all the draws. This additional payment is being accreted to the total outstanding amount over the term of the Facility Term Loan and resulted in an incremental $0.3 million of long-term debt to Trinity as of June 30, 2023. As of June 30, 2023, the outstanding principal balance under the Facility Term Loan was $2.4 million. The Facility Term Loan contains customary representations and warranties, affirmative and negative covenants and event of default provisions.

Leases

On February 1, 2021, we entered into a lease with Garden Bio Science Partners, LLC, an entity controlled by the chair of our board of directors, with a term of ten years at an annual base rent of $260,000, subject to escalation of 2.5% on an annual basis. As of June 30, 2023, the future minimum lease payments under this arrangement are approximately $2,317,000.

In February 2019, Legacy Molekule entered into a lease agreement for office space in San Francisco, California. The leased premises consist of 38,000 square feet of office space. The lease expires in August 2026. The lease calls for monthly base rental payments of $209,231 commencing in the first month and fixed annual base rental increases of 3%. Rent expense is accounted for on a straight-line basis. Rent expense under this lease was $691,753 and $1,286,468 for the three and six months ended June 30, 2023, respectively. Since June 2023, the lessor has been drawing under an existing letter of credit, which was put in place as security for payment of the monthly base rental payments. Amounts available under such letter of credit will be fully utilized by September, 2023, after which the Company will be required to pay its monthly base rental payments to the lessor. The Company is currently in discussions with the lessor to renegotiate the terms of the lease. There is no assurance that any such renegotiation will be successful.

Future Funding Requirements and Outlook

We have incurred operating losses each year since our inception. These losses are expected to continue in the future because we plan to continue to make investments to develop and market our products and to establish our consumables and service business and otherwise adapt our business plan to changes in the marketplace and customer needs. We also expect to continue to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. The Company has historically relied on outside capital through the issuance of equity securities, securities convertible or exchangeable into equity securities and borrowings under financing arrangements (collectively, “capital”). The Company will need to continue to rely on outside capital for the foreseeable future and if capital is not raised by the third quarter of 2023, there is a substantial doubt about our ability to continue as a going concern.

The Company incurred a net loss of $34,902,648 and its net cash used in operating activities was $28,001,369 for the six months ended June 30, 2023. In addition, the Company’s accumulated deficit was $42,819,441 at June 30, 2023. The Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit, expected working capital needs to fund its combined operations and new debt obligations as a result of the acquisition of Molekule, Inc. in January 2023 (see Note 3), raise substantial doubt about its ability to continue as a going concern. The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital, managing costs and generating sufficient revenues to offset costs. There can be no assurances that the Company will be able to secure any such additional capital in the third quarter of 2023 on acceptable terms and conditions, or at all, or that the business will generate sufficient revenues to offset costs and generate a profit. Accordingly, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Under our debt agreements (the Senior Term Loan and the Mezzanine Term Loan) with SVB, we are required to generate revenue of at least $50 million for the twelve months ended March 31, 2024. Non-compliance with this requirement may result in the debt maturity dates becoming accelerated.

The design, manufacture, sale, marketing and servicing of our devices and other products is capital-intensive. We will require substantial additional capital to continue to develop our products and services, conduct research and development and fund operations for the foreseeable future. We will need to raise additional capital to scale our manufacturing, roll out other future products or services, and also to continue to offer our devices and any services relating to those products. In particular, we are especially focused on developing new devices, SaaS solutions, advanced sensor technology and smart building integrations and IoT devices, which will require additional capital. In addition, we may need to raise funds to finance future capital needs, such as making principal and interest payments under our loan agreements. Moreover, if we continue to pursue an acquisition strategy, we would need to raise incremental capital in order to finance the purchase price to be paid to target stockholders for any cash consideration. There can be no assurances that we will be able to raise the incremental capital needed on terms acceptable to us, or at all.

Over the long-term, we will continue to have significant capital requirements, and expect to devote resources to grow the Company’s operations. As a result of these funding requirements, as discussed above, we will need to obtain additional financing by engaging in debt and/or equity offerings or seeking additional borrowings. To the extent that we raise additional capital through the sale of convertible debt or equity securities, or pay for acquisitions in whole or in part with the issuance of equity securities (either as merger consideration or to finance the cash portion of merger consideration), the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions. There can be no assurances that we will be able to raise the incremental capital needed on terms acceptable to us, or at all.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report, including the following:

●	general economic conditions in the markets where we operate;
●	the impact of the COVID-19 pandemic and related prophylactic measures;
●	expected timing of regulatory approvals and product launches;
●	non-performance of third-party vendors and contractors;
●	risks related to our ability to successfully sell our products and the market reception to and performance of our products, including our new Molekule 360 indoor air quality management solutions;
●	the possibility that our products do not ultimately perform in line with our testing or that prior test results may not be replicated in future studies;
●	compliance with, and changes to, applicable laws and regulations;
●	our limited operating history;
●	our ability to manage growth;
●	our ability to obtain additional financing when and if needed;
●	our ability to expand product offerings;
●	our ability to compete with others in our industry;
●	our ability to protect our intellectual property;
●	the ability of certain stockholders to determine the outcome of matters that require stockholder approval;
●	our ability to retain the listing of our common stock on Nasdaq;
●	our ability to defend against legal proceedings;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our ability to achieve the expected benefits from the Molekule Merger, including within the expected time frames (if at all);
●	the ability to successfully integrate Legacy Molekule;
●	the incurrence of unexpected costs, liabilities or delays relating to the Molekule Merger;
●	the risk that goodwill or identifiable intangible assets (including such items recorded with respect to the Molekule Merger) could become impaired; and our ability to successfully consummate acquisitions.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2023, an evaluation was performed under the supervision of and with the participation of management, including our CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

In addition, our management, including our CEO and CFO, has concluded that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report in conformity with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-41096), filed with the SEC on June 30, 2023).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-41096), filed with the SEC on January 12, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline Taxonomy Extension Schema Document
101.CAL*	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLEKULE GROUP, INC.

By:	/s/ Jason DiBona
Jason DiBona
Chief Executive Officer

Date: August 14, 2023

By:	/s/ Ryan Tyler
Ryan Tyler
Chief Financial Officer

Date: August 14, 2023